Form 10-Q
period 2015-09-30
Baxalta Inc
filed 2015-11-12
CIK 1620546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-36782

BAXALTA INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	47-1869689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Lakeside Drive, Bannockburn, Illinois	60015
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

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

Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of October 31, 2015 was 678,487,578 shares.

BAXALTA INCORPORATED

FORM 10-Q

For the quarterly period ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAXALTA INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS (UNAUDITED)

(in millions, except share data)	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and equivalents	$ 1,328	$ —
Accounts and other current receivables, net	927	960
Inventories	2,184	1,960
Other current assets	858	388
Total current assets	5,297	3,308
Property, Plant and Equipment, Net	4,809	4,192
Other Assets:
Goodwill	856	565
Other intangible assets, net	1,321	459
Other	623	260
Total other assets	2,800	1,284
Total assets	$12,906	$8,784

Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt and lease obligations	$ 2	$ —
Accounts payable	492	484
Accrued liabilities	1,531	1,160
Total current liabilities	2,025	1,644
Long-term debt and capital lease obligations	5,277	275
Other long-term liabilities	1,620	1,118
Commitments and Contingencies
Equity:
Common stock, $0.01 par value (shares authorized of 2,500,000,000 at September 30, 2015 and 0 at December 31, 2014, shares issued and outstanding of 678,316,388 at September 30, 2015 and 0 at December 31, 2014)	7	—
Additional paid-in capital	4,093	—
Net parent company investment	—	6,180
Retained earnings	262	—
Accumulated other comprehensive loss	(378)	(433)
Total equity	3,984	5,747
Total liabilities and equity	$12,906	$8,784

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BAXALTA INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Net sales	$ 1,595	$1,488	$ 4,385	$ 4,269
Cost of sales	633	614	1,705	1,772
Gross margin	962	874	2,680	2,497
Selling, general and administrative expenses	378	278	984	742
Research and development expenses	286	310	682	639
Net interest expense	23	—	26	—
Other income, net	(79)	(23)	(87)	(16)
Income from continuing operations before income taxes	354	309	1,075	1,132
Income tax expense	73	84	248	280
Net income from continuing operations	281	225	827	852
Income from discontinued operations, net of tax	28	21	34	122
Net income	$ 309	$ 246	$ 861	$ 974

Income from continuing operations per common share
Basic	$ 0.42	$ 0.33	$ 1.22	$ 1.26
Diluted	$ 0.41	$ 0.33	$ 1.21	$ 1.25

Income from discontinued operations per common share
Basic	$ 0.04	$ 0.03	$ 0.05	$ 0.18
Diluted	$ 0.04	$ 0.03	$ 0.05	$ 0.18

Net income per common share
Basic	$ 0.46	$ 0.36	$ 1.27	$ 1.44
Diluted	$ 0.45	$ 0.36	$ 1.26	$ 1.43

Weighted-average number of common shares outstanding
Basic	677	676	677	676
Diluted	683	681	682	681

Cash dividends declared per common share	$ 0.07	$ —	$ 0.07	$ —

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BAXALTA INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Net income	$ 309	$ 246	$ 861	$ 974
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax benefit of $2 and $32 for the three months ended September 30, 2015 and 2014, respectively, and $7 and $33 for the nine months ended September 30, 2015 and 2014, respectively	(7)	(246)	(235)	(242)
Pension and other employee benefits, net of tax (expense) of ($2) and no expense for the three months ended September 30, 2015 and 2014, respectively, and ($1) and ($1) for the nine months ended September 30, 2015 and 2014, respectively	8	2	7	6
Available-for-sale securities, net of tax benefit (expense) of $5 and ($1) for the three months ended September 30, 2015 and 2014, respectively, and ($6) and ($2) for the nine months ended September 30, 2015 and 2014, respectively	(25)	(10)	(10)	(19)
Hedging activities, net of tax benefit (expense) of $2 and ($7) for the three and nine months ended September 30, 2015, respectively	(4)	—	11	—
Total other comprehensive loss, net of tax	(28)	(254)	(227)	(255)
Comprehensive income (loss)	$ 281	$ (8)	$ 634	$ 719

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BAXALTA INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(in millions)	2015	2014
Cash flows from operations
Net income	$ 861	$ 974
Adjustments
Depreciation and amortization	182	150
Share-based compensation expense	41	23
Excess tax benefits from share-based compensation	(6)	(10)
Business optimization (benefits) charges, net	(7)	41
Gain on sale of discontinued operations	(44)	—
Net periodic pension benefit and OPEB cost	51	39
Other	70	117
Changes in balance sheet items
Accounts and other current receivables, net	(266)	(22)
Inventories	(407)	(290)
Accounts payable	(31)	41
Accrued liabilities	71	(295)
Due to/from Baxter International Inc.	101	—
Business optimization payments	(12)	(33)
Other	(53)	(24)
Net cash provided from operations	551	711
Cash flows from investing activities
Capital expenditures	(863)	(699)
Acquisitions, net of cash acquired	(1,118)	(185)
Divestiture of vaccines business	46	—
Other investing activities	(28)	12
Net cash used for investing activities	(1,963)	(872)
Cash flows from financing activities
Net proceeds from issuance of long-term debt	4,941	—
Net transactions with Baxter International Inc.	(2,241)	163
Proceeds and excess tax benefits related to share-based compensation	39	—
Other financing activities	(6)	(2)
Net cash provided from financing activities	2,733	161
Effect of foreign exchange rate changes on cash and equivalents	7	—
Change in cash and equivalents	1,328	—
Cash and equivalents at beginning of period	—	—
Cash and equivalents at end of period	$1,328	$ —

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BAXALTA INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Common Stock
(in millions, except share data)	Shares	Amount	Additional Paid-In Capital	Net Parent Company Investment	Retained Earnings	AOCI	Total Equity
Balance as of December 31, 2013	—	$ —	$ —	$ 5,243	$ —	$ (64)	$ 5,179
Net income	—	—	—	974	—	—	974
Net transfers from Baxter International Inc.	—	—	—	169	—	—	169
Other comprehensive loss, net of tax	—	—	—	—	—	(255)	(255)
Balance as of September 30, 2014	—	$ —	$ —	$ 6,386	$ —	$(319)	$ 6,067

Balance as of December 31, 2014	—	$ —	—	$ 6,180	$ —	$(433)	$ 5,747
Net income	—	—	—	552	309	—	861
Net transfers to Baxter International Inc.	—	—	—	(2,374)	—	—	(2,374)
Separation-related adjustments	—	—	—	(318)	—	282	(36)
Reclassification of net parent company investment to additional paid-in capital	—	—	4,040	(4,040)	—	—	—
Issuance of common stock upon separation	676,424,202	7	(7)	—	—	—	—
Share-based compensation expense	—	—	20	—	—	—	20
Shares issued under employee benefit plans and other	1,892,186	—	40	—	—	—	40
Other comprehensive loss, net of tax	—	—	—	—	—	(227)	(227)
Dividends declared ($0.07 per share)	—	—	—	—	(47)	—	(47)
Balance as of September 30, 2015	678,316,388	$ 7	$4,093	$ —	$ 262	$(378)	$ 3,984

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BAXALTA INCORPORATED

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 BACKGROUND AND BASIS OF PREPARATION

Background

Baxalta Incorporated, together with its subsidiaries, (Baxalta or the company) is a global biopharmaceutical company focused on developing and marketing innovative biopharmaceutical products that seek to address unmet medical needs across many disease areas including hematology, immunology and oncology.

Baxalta was incorporated in Delaware on September 8, 2014. The company separated from Baxter International Inc. (Baxter or Parent) on July 1, 2015 (the separation), becoming an independent company as a result of a pro rata distribution by Baxter of 80.5% of Baxalta’s common stock to Baxter’s shareholders. Baxter retained a 19.5% ownership stake in Baxalta immediately following the distribution. Baxter’s Board of Directors approved the distribution of its shares of Baxalta on June 5, 2015. Baxalta’s Registration Statement was declared effective by the U.S. Securities and Exchange Commission (SEC) on June 9, 2015. On July 1, 2015, Baxter’s shareholders of record as of the close of business on June 17, 2015 received one share of Baxalta common stock for every one share of Baxter’s common stock held as of the record date. Baxalta common stock began trading “regular way” under the ticker symbol “BXLT” on the New York Stock Exchange on July 1, 2015.

On July 28, 2015, Baxalta’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock. The quarterly dividend was paid on October 1, 2015, to shareholders of record as of the close of business on September 4, 2015. On July 28, 2015, Baxalta’s Board of Directors also approved a share repurchase authorization which allows the company to repurchase up to $1 billion of its common stock. The company did not repurchase any of its common stock during the three months ended September 30, 2015.

Basis of Preparation

The unaudited condensed consolidated and combined interim financial statements of the company for all periods presented have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted. The year-end condensed balance sheet data was derived from the audited combined financial statements, but does not include all disclosures required by GAAP. These unaudited interim condensed consolidated and combined financial statements should be read in conjunction with the combined financial statements and notes contained in the company’s Information Statement included as Exhibit 99.1 to the company’s Registration Statement on Form 10, as filed with the SEC on June 5, 2015 (Information Statement).

In the opinion of management, the unaudited interim condensed consolidated and combined financial statements reflect all adjustments necessary for a fair statement of the interim periods. All such adjustments, unless otherwise noted herein, are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The accompanying unaudited condensed consolidated and combined interim financial statements reflect the consolidated financial position and consolidated results of operations of the company as an independent, publicly-traded company for periods after the July 1, 2015 separation. The unaudited condensed consolidated and combined interim financial statements reflect the combined financial position and combined results of operations of the company as a combined reporting entity of Baxter for periods prior to the separation.

During the three months ended September 30, 2015, the company recorded certain separation-related adjustments in its statement of changes in equity. The separation-related adjustments primarily related to differences between assets, liabilities and accumulated other comprehensive income (AOCI) transferred to Baxalta as a result of the separation and assets, liabilities and AOCI reported in the company’s condensed combined balance sheet as of June 30, 2015. In addition, the company reported separation-related adjustments related to deferred hedging gains and pension losses reported in AOCI that were assumed during the three months ended June 30, 2015. During the nine months ended September 30, 2015, net separation-related adjustments resulted in a $36 million decrease in equity. Additional separation-related adjustments could be recorded in future periods.

Prior to the separation, the unaudited condensed combined interim financial statements were prepared on a standalone basis and were derived from Baxter’s consolidated financial statements and accounting records as if the former biopharmaceuticals business of Baxter had been part of Baxalta. The unaudited condensed combined interim financial statements reflected the company’s financial position, results of operations and cash flows as the business was operated as part of Baxter prior to the distribution, in conformity with GAAP.

Prior to the separation, the unaudited condensed combined interim financial statements included the attribution of certain assets and liabilities that were historically held at the Baxter corporate level but which were specifically identifiable or attributable to the company. All intercompany transactions and accounts within the company were eliminated. All transactions between the company and Baxter were considered to be effectively settled in the unaudited condensed combined interim financial statements at the time the transaction was recorded. The total net effect of the settlement of the transactions with Baxter are reflected in the unaudited condensed combined statements of cash flows in periods prior to the separation as a financing activity and in the unaudited condensed combined balance sheet as net parent company investment.

Prior to the separation, the unaudited condensed combined interim financial statements included an allocation of expenses related to certain Baxter corporate functions, including senior management, legal, human resources, finance, treasury, information technology, and quality assurance. These expenses were allocated to the company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount, square footage, or other measures. The company considers the expense methodology and results to be reasonable for all periods prior to the separation. However, the allocations may not be indicative of the actual expense that would have been incurred had the company operated as an independent, publicly traded company for the periods prior to the separation.

In periods prior to the separation, Baxalta’s employees participated in various benefit and share-based compensation plans maintained by Baxter. A portion of the cost of those plans was included in the company’s financial statements. However, the condensed combined balance sheets in periods prior to the separation did not include any equity related to share-based compensation plans. Prior to June 30, 2015, the company’s condensed combined balance sheets did not include net pension obligations, with the exception of those related to certain plans in Austria. Refer to Note 10 and Note 13 for further description of the accounting for retirement and other benefit programs and share-based compensation, respectively.

Prior to the separation, the company’s equity balance represented the excess of total assets over total liabilities, including the due to/from balances between the company and Baxter (net parent company investment) and AOCI. Net parent company investment was primarily impacted by distributions and contributions to or from Baxter, which were the result of treasury activities and net funding provided by or distributed to Baxter, including a $4 billion cash distribution made by Baxalta to Baxter in June 2015. In connection with the separation, the company’s net parent company investment balance was reclassified to additional paid-in capital.

New Accounting Standards

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which clarifies that inventory should be measured at the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective for the company beginning on January 1, 2016, and prospective application is required. Early adoption is permitted. The company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about how to account for cloud computing arrangements when such arrangements include software licenses. ASU No. 2015-05 will be effective for the company beginning on January 1, 2016. Early adoption is permitted. The standard may be applied retrospectively or prospectively. The company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU No. 2015-03 will be effective for the company beginning on January 1, 2016, and retrospective application is required. Early adoption is permitted, and the company has adopted ASU No. 2015-03 effective June 30, 2015. Refer to Note 7 for additional information.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled to when products are transferred to customers. In July 2015, the FASB voted to approve a one-year deferral on the original effective date of January 1, 2017; therefore ASU No. 2014-09 will be effective for the company beginning on January 1, 2018. Early adoption is permitted as of the original effective date. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (ASU 2014-08), which amends the definition of a discontinued operation in ASC 205-20 and provides additional requirements for the entities with its disposal transaction to qualify as a discontinued operation. ASU 2014-08 is effective prospectively for all disposals beginning on or after December 15, 2014 (with early adoption permitted). The company did not early adopt the new guidance and it was effective for the company for periods beginning with its first interim period ending March 31, 2015. ASU 2014-08 did not have a material impact on the consolidated and combined financial statements upon adoption.

NOTE 2 SUPPLEMENTAL FINANCIAL INFORMATION

Net Interest Expense

As described in Note 7, the company issued senior notes with an aggregate principal amount of $5 billion in June 2015. Prior to the issuance of the senior notes, Baxter’s third-party debt and the related interest expense were not allocated to the company.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Interest costs	$ 45	$—	$ 50	$—
Interest costs capitalized	(21)	—	(22)	—
Interest expense, net of capitalized interest	$ 24	$—	$ 28	$—
Interest income	(1)	—	(2)	—
Net interest expense	$ 23	$—	$ 26	$—

Inventories

(in millions)	September 30, 2015	December 31, 2014
Raw materials	$ 587	$ 524
Work in process	1,018	976
Finished goods	579	460
Total inventories	$2,184	$1,960

Other Current Assets
(in millions)	September 30, 2015	December 31, 2014
Short-term deferred income taxes	$174	$215
Due from Baxter International Inc.	493	—
Prepaid expenses and other	191	173
Total other current assets	$858	$388

Accrued Liabilities
(in millions)	September 30, 2015	December 31, 2014
Income taxes payable and deferred taxes	$ 103	$ 356
Employee compensation and withholdings	263	210
Property, payroll and certain other taxes	63	78
Accrued rebates	236	245
Due to Baxter International Inc.	508	—
Other	358	271
Total accrued liabilities	$1,531	$1,160

Other Long-Term Liabilities

(in millions)	September 30, 2015	December 31, 2014
Pension and other employee benefits	$ 513	$ 177
Contingent payment liabilities	436	518
Long-term deferred income taxes	553	357
Due to Baxter International Inc.	51	—
Other	67	66
Total other long-term liabilities	$1,620	$1,118

NOTE 3 EARNINGS PER SHARE

The denominator for basic earnings per common share (EPS) is the weighted-average number of common shares outstanding during the period. The dilutive effect of outstanding stock options, restricted stock units (RSUs) and performance share units (PSUs) is reflected in the denominator for diluted EPS using the treasury stock method. The numerator for both basic and diluted EPS is net income, net income from continuing operations, or income from discontinued operations, net of tax.

On July 1, 2015, Baxter distributed approximately 544 million shares of Baxalta common stock to its shareholders and retained an additional 132 million shares. The computation of basic EPS for periods prior to the separation was calculated using the shares distributed and retained by Baxter on July 1, 2015 totaling 676 million. The weighted average number of shares outstanding for diluted EPS for periods prior to the separation included 5 million of diluted common share equivalents for stock options, RSUs and PSUs as calculated using the treasury stock method as of July 1, 2015, as these share-based awards were previously issued by Baxter and outstanding at the time of separation and were assumed by Baxalta following the separation.

The following is a reconciliation of basic shares to diluted shares.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Basic shares	677	676	677	676
Effect of dilutive shares	6	5	5	5
Diluted shares	683	681	682	681

The computation of diluted EPS excluded 13 million and 17 million equity awards for the three and nine months ended September 30, 2015, respectively, and 19 million equity awards for the both the three and nine months ended September 30, 2014, as their inclusion would have an anti-dilutive effect on diluted EPS.

NOTE 4 ACQUISITIONS AND COLLABORATIONS

Acquisitions

The following table summarizes the fair value of consideration transferred and the recognized amounts of the assets acquired and liabilities assumed as of the acquisition date for the company’s material acquisitions during the nine months ended September 30, 2015.

(in millions)	Oncaspar	SuppreMol
Consideration transferred
Cash, net of cash acquired	$ 890	$228
Fair value of consideration transferred	$ 890	$228

Assets acquired and liabilities assumed
Other intangible assets	$ 781	$179
Inventories	17	—
Other assets	—	19
Accrued liabilities	(1)	—
Long-term liabilities	(120)	(53)
Total identifiable net assets	677	145
Goodwill	213	83
Total assets acquired and liabilities assumed	$ 890	$228

While the valuation of the assets acquired and liabilities assumed are substantially complete, measurement period adjustments may be recorded in the future as the company finalizes its fair value estimates. Pro forma financial information has not been included because the acquisitions, individually and in the aggregate, would not have had a material impact on the company’s consolidated and combined results of operations.

Oncaspar Business Acquisition

In July 2015, the company acquired the Oncaspar (pegaspargase) product portfolio from Sigma-Tau Finanziaria S.p.A (Sigma-Tau), a privately held biopharmaceutical company based in Italy, through the acquisition of 100% of the shares of a subsidiary of Sigma-Tau. Through the acquisition, the company gained the marketed biologic treatment Oncaspar, the investigational biologic calaspargase pegol, and an established oncology infrastructure with clinical and sales resources. Oncaspar is a first-line biologic used as part of a chemotherapy regimen to treat patients with acute lymphoblastic leukemia. It is currently marketed in the United States, Germany, Poland and certain other countries. The acquired net assets comprised a business based on the acquired inputs, processes and outputs. As a result, the transaction has been accounted for as a business combination.

The company allocated $781 million of the total consideration to developed technology, which reflected rights to the Oncaspar product portfolio. The developed technology is being amortized on a straight-line basis over an estimated useful life of 16 years. Long-term liabilities acquired consist primarily of deferred tax liabilities. The goodwill, which is not deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits of the acquisition to the company and its oncology pipeline.

Historical annual sales for Oncaspar were approximately $100 million, and the company has recorded Oncaspar net sales of $34 million from the acquisition date through September 30, 2015. The company incurred acquisition-related costs of $17 million during the three months ended September 30, 2015, which were primarily recorded in selling, general and administrative expenses.

SuppreMol Acquisition

In March 2015, the company acquired all of the outstanding shares of SuppreMol GmbH (SuppreMol), a privately held biopharmaceutical company based in Germany. Through the acquisition, the company acquired SuppreMol’s early-stage pipeline of treatment options for autoimmune and allergic diseases, as well as its operations in Munich, Germany. The acquired investigational treatments will complement and build upon the company’s immunology portfolio and offer an opportunity to expand into new areas with significant market potential and unmet medical needs in autoimmune diseases. The acquired net assets comprised a business based on the acquired inputs, processes and outputs. As a result, the transaction has been accounted for as a business combination.

The company allocated $179 million of the total consideration to acquired in-process research and development (IPR&D), which is being accounted for as an indefinite-lived intangible asset. The acquired IPR&D primarily relates to SuppreMol’s lead candidate

SM-101, an investigational immunoregulatory treatment, which had completed Phase IIa studies at the time of the acquisition. This project is expected to be completed in approximately 5 years. The value of the IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risks in such activities, discounted at a rate of 20%. Additional research and development (R&D) will be required prior to regulatory approval, and as of the acquisition date, incremental R&D costs were projected to be in excess of $400 million. Other assets acquired included deferred tax assets of $17 million and long-term liabilities acquired included $52 million of deferred tax liabilities. The goodwill, which is not deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits of the acquisition to the company.

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

SFJ Pharmaceuticals Group

In June 2015, the company entered into an agreement with SFJ Pharmaceuticals Group (SFJ) relating to adalimumab (BAX 923) (formerly known as M923/BAX 2923), whereby SFJ will fund up to $200 million of specified development costs related to the company’s BAX 923 program, in exchange for payments in the event the product obtains regulatory approval in the United States or Europe. The terms of the agreement include funding limitations of up to $50 million for incurred costs through Phase I development and cumulative spending caps in six month intervals through December 31, 2017. The contingent success payments total approximately 5.5 times the incurred development costs and are payable in annual installments over an approximate eight-year period following the dates of regulatory approval. The development funding from SFJ is being recognized as an offset to R&D expenses as incurred because there is substantive and genuine transfer of risk to SFJ. The R&D expense offset for the three and nine months ended September 30, 2015 totaled $26 million and $35 million, respectively.

Upfront and Milestone Payments to Collaboration Partners

Upfront and milestone payments to collaboration partners classified as R&D expenses were $15 million and $138 million during the three months ended September 30, 2015 and 2014, respectively, and $102 million and $198 million during the nine months ended September 30, 2015 and 2014, respectively.

In October 2015, the company’s collaboration partners achieved certain development milestones resulting in $78 million of R&D charges that the company will recognize in the fourth quarter of 2015.

Unfunded Contingent Payments

At September 30, 2015, the company’s unfunded contingent milestone payments associated with all of its collaborative arrangements totaled $2.2 billion. This total excludes contingent royalty and profit-sharing payments and includes contingent payments associated with the SFJ agreement related to development costs funded through September 30, 2015. This total also excludes contingent payment liabilities arising from business combinations, which are further discussed in Note 9. Based on the company’s projections, any contingent payments made in the future will be more than offset by the estimated net future cash flows relating to the rights acquired for those payments.

NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following is a summary of the activity in goodwill:

(in millions)
December 31, 2014	$565
Additions	296
Currency translation and other adjustments	(5)
September 30, 2015	$856

The additions in the nine months ended September 30, 2015 relate to the acquisition of the Oncaspar business and SuppreMol. See Note 4 for further information.

As of September 30, 2015, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets:

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
September 30, 2015
Gross other intangible assets	$ 1,248	$ 29	$ 244	$ 1,521
Accumulated amortization	(171)	(29)	—	(200)
Other intangible assets, net	$ 1,077	$ —	$ 244	$ 1,321

December 31, 2014
Gross other intangible assets	$ 440	$ 29	$ 149	$ 618
Accumulated amortization	(133)	(26)	—	(159)
Other intangible assets, net	$ 307	$ 3	$ 149	$ 459

The increase in other intangible assets, net during the nine months ended September 30, 2015 was primarily due to IPR&D acquired in the acquisition of SuppreMol and developed technology acquired in the acquisition of the Oncaspar business, partially offset by an IPR&D impairment charge as described below and amortization expense.

Intangible asset amortization expense was $16 million and $3 million in the three months ended September 30, 2015 and 2014, respectively, and $32 million and $11 million for the nine months ended September 30, 2015 and 2014, respectively. The following table presents anticipated annual amortization expense for 2015 through 2020 for definite-lived intangible assets recorded as of September 30, 2015:

(in millions)	2015	2016	2017	2018	2019	2020
Anticipated annual intangible asset amortization expense	$53	$77	$73	$72	$69	$69

The company recorded an impairment charge of $79 million during the three months ended September 30, 2015 due to a decrease in the fair value of IPR&D acquired as part of the 2014 acquisition of AesRx, LLC (AesRx). The company tested the IPR&D for impairment due to its decision not to pursue further development activities related to the acquired project. As a result, the carrying value of the IPR&D was reduced to zero.

NOTE 6 BUSINESS OPTIMIZATION CHARGES

The company’s total charges (benefits) related to business optimization plans are presented below:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Charges	$ —	$ 27	$ 3	$43
Reserve adjustments	—	—	(10)	(2)
Total business optimization expenses (benefits)	—	27	(7)	41
Discontinued operations	—	—	—	(8)
Business optimization expenses (benefits) in continuing operations	$ —	$ 27	$ (7)	$33

During the nine months ended September 30, 2015, the company adjusted its previously estimated business optimization charges due to changes in estimates resulting in a $10 million benefit. The nine months ended September 30, 2015 also included charges of $3 million in selling, general and administrative expenses primarily relating to re-alignment of certain functions. During the nine months ended September 30, 2014, the company recorded charges of $3 million in cost of sales, $4 million in selling, general and administrative expenses and $28 million in R&D expenses (with an additional $8 million recorded in discontinued operations), of which $1 million in cost of sales, $4 million in selling, general and administrative expenses, and $22 million in R&D expenses were recorded during the three months ended September 30, 2014. The charges during the nine months ended September 30, 2014 primarily related to re-alignment of certain R&D activities and rationalization of manufacturing facilities.

The following table summarizes activity in the reserves related to business optimization initiatives:

(in millions)
Reserves as of December 31, 2014	$60
Charges	3
Reserve adjustments	(10)
Separation-related adjustments and other	(20)
Utilization	(12)
Reserves as of September 30, 2015	$21

Separation-related adjustments and other included a reduction in the company’s business optimization reserves related to certain liabilities that were not transferred to Baxalta as part of the separation and the impact of cumulative translation adjustments.

The reserves are expected to be substantially utilized by the end of 2016. Management believes that these reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

NOTE 7 DEBT

As of December 31, 2014 and through the date of the senior notes issuance described below, Baxter’s third-party debt and the related interest expense were not allocated to the company as the company was not the legal obligor of the debt and Baxter borrowings were not directly attributable to the company’s business.

Senior Notes Issuance

On June 23, 2015, the company issued senior notes with a total aggregate principal amount of $5 billion. The company used the net proceeds to make a cash distribution of $4 billion to Baxter as partial consideration for the contribution of net assets to the company in connection with the separation, and the remainder was or is intended to be used for general corporate purposes, including to fund acquisitions. The $4 billion cash distribution to Baxter was made on June 23, 2015. The $5 billion in senior notes consist of the following tranches:

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

Credit Facilities

In July 2015, the company entered into a credit agreement providing for a senior revolving credit facility that provides the company with access to an aggregate principal amount of up to $1.2 billion maturing in 2020, of which no amounts are currently outstanding. Effective November 12, the company entered into Amendment No. 1 to the credit agreement. The amendment narrows the definition of “Change of Control.” The other material terms of the credit agreement, including covenants, remain unchanged. The facility enables the company to borrow funds on an unsecured basis at variable interest rates, and contains various financial and other covenants, including a net leverage ratio covenant and an interest coverage ratio covenant, as well as events of default with respect to the company. The credit facility also provides for the issuance of letters of credit. The company also entered into a Euro-denominated senior revolving credit facility in an aggregate principal amount of up to €200 million maturing in 2020, with similar terms as the above credit facility. Effective November 12, 2015, the company entered into an amendment to this credit facility. Similar to the amendment discussed above, this amendment narrows the definition of “Change of Control.” The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

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

In periods prior to the separation, the company participated in Baxter’s foreign currency risk management program through a central shared entity, which entered into derivative contracts to hedge foreign currency risk associated with forecasted transactions for the entire company, including for Baxalta’s operations. Gains and losses on derivative contracts entered into by Baxter were allocated to Baxalta and partially offset gains and losses on underlying foreign currency exposures. The fair value of outstanding derivative instruments were not allocated to Baxalta’s condensed combined balance sheets. In connection with the separation, the company began entering into foreign currency derivative contracts on its own behalf and has recorded the related fair value on its condensed consolidated balance sheet as of September 30, 2015. The contracts are classified as either short-term or long-term based on the scheduled maturity of the instrument.

Cash Flow Hedges

The company may use options, including collars and purchased options, and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities. In December 2014 and during the three months ended March 31, 2015, the company entered into $1.8 billion of forward-starting interest rate swaps to hedge the risk to earnings associated with movements in benchmark interest rates relating to an anticipated issuance of debt. The total notional amount of the forward-starting interest rate swaps was $550 million as of December 31, 2014. During the nine months ended September 30, 2015, in conjunction with the debt issuance described in Note 7, the company terminated the swaps, which resulted in a $37 million net gain that was deferred in AOCI and is being amortized as a decrease to net interest expense over the terms of the underlying debt.

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in AOCI and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in net sales, cost of sales, and net interest expense, and primarily relate to forecasted third-party sales denominated in foreign currencies, forecasted intercompany sales denominated in foreign currencies, and anticipated issuances of debt, respectively. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2015 was 15 months. The notional amount of foreign exchange contracts were $1.4 billion as of September 30, 2015.

In certain instances, the company may discontinue cash flow hedge accounting because the forecasted transactions are no longer probable of occurring. As of September 30, 2015, all forecasted transactions were probable of occurring and no gains or losses were reclassified into earnings.

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

The total notional amount of interest rate swaps was $1.0 billion as of September 30, 2015. There were no interest rate swaps designated as fair value hedges as of December 31, 2014.

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

The total notional amount of undesignated derivative instruments was $130 million as of September 30, 2015.

Gains and Losses on Derivative Instruments

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended September 30, 2015 and 2014.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2015	2014		2015	2014
Cash flow hedges
Interest rate contracts	$ —	$ —	Net interest expense	$ 1	$ —
Foreign exchange contracts	1	—	Net sales	—	—
Foreign exchange contracts	7	—	Cost of sales	13	—
Total	$ 8	$ —		$14	$ —

			Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)				2015	2014
Fair value hedges
Interest rate contracts			Net interest expense	$ 32	$ —
Undesignated derivative instruments
Foreign exchange contracts			Other income, net	$ (1)	$ —

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the nine months ended September 30, 2015 and 2014.
	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2015	2014		2015	2014
Cash flow hedges
Interest rate contracts	$ 38	$ —	Net interest expense	$ 1	$ —
Foreign exchange contracts	1	—	Net sales	—	—
Foreign exchange contracts	8	—	Cost of sales	28	—
Total	$ 47	$ —		$ 29	$ —

(in millions)			Location of gain (loss) in income statement	Gain (loss) recognized in income
				2015	2014
Fair value hedges
Interest rate contracts			Net interest expense	$ 20	$ —
Undesignated derivative instruments
Foreign exchange contracts			Other income, net	$ (1)	$ —

During the nine months ended September 30, 2015, the company assumed pre-tax deferred gains of $43 million related to certain foreign exchange contracts from Baxter, which were recorded in AOCI.

For the company’s fair value hedges, equal and offsetting losses of $32 million and $20 million were recognized in net interest expense during the three and nine month periods ending September 30, 2015, respectively, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the nine months ended September 30, 2015 was not material.

As of September 30, 2015, $17 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings. Refer to Note 11 for the balance in AOCI associated with cash flow hedges.

Fair Values of Derivative Instruments

The following table presents the classification and estimated fair value of the company’s derivative instruments as of September 30, 2015:

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Other current assets	$ 14	Accrued liabilities	$ 5
Foreign exchange contracts	Other long-term assets	5	Other long-term liabilities	1
Interest rate contracts	Other long-term assets	20
Total derivative instruments designated as hedges		$ 39		$ 6

Undesignated derivative instruments
Foreign exchange contracts	Other current assets	$ —	Accrued liabilities	$ —
Total derivative instruments		$ 39		$ 6

The following table presents the classification and estimated fair value of the company’s derivative instruments as of December 31, 2014:
	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other current assets	$ 1	Accrued liabilities	$ 2

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

The following table provides information on the company’s derivative positions as if they were presented on a net basis, allowing for the right of offset by the counterparty:

	September 30, 2015		December 31, 2014
(in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the combined balance sheet	$39	$ 6	$ 1	$ 2
Gross amount subject to offset in master netting arrangements not offset in the combined balance sheet	(6)	(6)	—	—
Total	$33	$—	$ 1	$ 2

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

During the three and nine months ended September 30, 2015, sold receivables were $50 million and $104 million, respectively. Cash collections remitted to the owners of the receivables were $48 million for both the three and nine months ended September 30, 2015, respectively. The effect of currency exchange rate changes and net losses relating to the sales of receivables were immaterial.

Concentration of Credit Risk

The company engages in business with foreign governments in certain countries that have experienced deterioration in credit and economic conditions, including Greece, Spain, Portugal, Italy and Brazil. As of September 30, 2015, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $97 million, of which Greece receivables represented an immaterial balance. The company also has significant accounts receivable related to its Hemobrás partnership in Brazil totaling $219 million at September 30, 2015.

Global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. While the company believes that its allowance for doubtful accounts as of September 30, 2015 is adequate, future governmental actions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur additional credit losses that materially impact its results of operations.

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

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the condensed combined balance sheets:

		Basis of fair value measurement
(in millions)	Balance as of September 30, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency derivative contracts	$ 19	$ —	$ 19	$ —
Interest rate contracts	20	—	20	—
Available-for-sale securities
Equity securities	67	67	—	—
Foreign government debt securities	16	—	16	—
Total assets	$122	$ 67	$ 55	$ —

Liabilities
Contingent payments related to acquisitions	$445	$ —	$ —	$445
Foreign currency derivative contracts	6	—	6	—
Total liabilities	$451	$ —	$ 6	$445

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Available-for-sale securities
Equity securities	$ 71	$ 71	$ —	$ —
Foreign government debt securities	18	—	18	—
Interest rate contracts	1	—	1	—
Total assets	$ 90	$ 71	$ 19	$ —

Liabilities
Contingent payments related to acquisitions	$518	$ —	$ —	$518
Interest rate contracts	2	—	2	—
Total liabilities	$520	$ —	$ 2	$518

As of September 30, 2015, cash and equivalents of $1.3 billion included money market funds of approximately $500 million. Money market funds would be considered Level 2 in the fair value hierarchy.

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

Contingent payments related to acquisitions consist of development, regulatory and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory and commercial milestone payments reflects management’s expectations of probability of payment, and increases or decreases as the probability of payment or expectation of timing of payments changes. As of September 30, 2015, management’s expected weighted-average probability of payment for development, regulatory and commercial milestone payments was approximately 22%, with individual probabilities ranging from 0%-95%. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases or decreases as revenue estimates or expectations of timing of payments change.

The following table provides information relating to the company’s investments in available-for-sale equity securities:

(in millions)	Amortized cost	Unrealized gains	Unrealized (losses)	Fair value
September 30, 2015 Available-for-sale equity securities	$55	$19	$(7)	$67

December 31, 2014 Available-for-sale equity securities	$59	$21	$(9)	$71

The company recorded $9 million in other-than-temporary impairment charges based on the duration of losses related to two of the company’s investments during the nine months ended September 30, 2015. The company had cumulative unrealized gains on available-for-sale debt securities of $1 million as of both September 30, 2015 and December 31, 2014.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consists of contingent payments related to acquisitions:

(in millions)	Contingent payments
Fair value as of December 31, 2014	$518
Additions	—
Net gains recognized in earnings	(61)
CTA	(12)
Fair value as of September 30, 2015	$445

In 2015, the company recognized a gain of $61 million in other income, net related to a reduction of the contingent payment liabilities for certain milestones associated with the 2014 acquisition of AesRx. Refer to Note 5 for further information regarding the status of the development project acquired as part of the AesRx acquisition.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value on the condensed combined balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated or combined balance sheets and the approximate fair values:

	Book values		Approximate fair values
(in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Assets
Investments	$ 22	$ 31	$ 22	$ 31

Liabilities
Current maturities of lease obligations	2	—	2	—
Long-term debt and lease obligations	$5,277	$275	$5,467	$275

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

In connection with the company’s initiative to invest in early-stage products and therapies, the company increased its unfunded commitment as a limited partner in multiple investment companies to $81 million as of September 30, 2015 from $32 million as of December 31, 2014.

During the nine months ended September 30, 2015 and 2014, the company recorded $16 million and $61 million of income in other income, net related to equity method investments, which primarily represented distributions from funds that sold portfolio companies in both periods as well as gains from the sale of certain investments in 2015 and 2014.

NOTE 10 RETIREMENT AND OTHER BENEFIT PROGRAMS

Shared Baxter Plans

Prior to the transfer of net pension and other post-employment benefit (OPEB) plan obligations discussed below and with the exception of certain Austrian defined benefit pension plans, of which Baxalta was the sole sponsor prior to any transfers, the company’s employees participated in certain U.S. and international defined benefit pension and OPEB plans sponsored by Baxter. These plans included participants of Baxter’s other businesses and were accounted for as multiemployer plans in the company’s combined financial statements prior to the transfer into newly-created plans sponsored by Baxalta. As a result, no asset or liability was recorded by the company in its combined balance sheets through March 31, 2015 to recognize the funded status of these plans. The costs of these plans were allocated to the company and recorded in cost of sales, selling, general and administrative expenses and R&D expenses in the condensed combined statements of income. For the Baxter sponsored defined benefit pension and OPEB plans, Baxalta recorded expense of $9 million for the three months ended September 30, 2014 and $16 million and $28 million for the nine months ended September 30, 2015 and 2014, respectively, relating to Baxalta employees’ participation in Baxter sponsored plans.

Transfer of Net Pension and OPEB Obligations to Baxalta Plans

During the three months ended June 30, 2015, Baxalta assumed certain pension and OPEB obligations of $667 million and related plan assets of $347 million (which included a voluntary contribution of $100 million from Baxter) related to newly-created single employer plans for Baxalta employees and certain other Baxter-sponsored pension plans, as described below. The company also assumed after-tax deferred losses of $144 million related to these plans, which were recorded in AOCI.

The net benefit plan obligations were re-measured on the date of the transfer resulting in an after-tax loss of $5 million recognized in AOCI during the three months ended June 30, 2015. The weighted-average assumptions used to re-measure the net benefit plan obligations and future net periodic benefit cost for the single and multiple-employer plans as of the transfer date in 2015 were as follows:

	Pension benefits	OPEB
Discount rate
U.S. plans	4.30%	4.30%
International plans	1.11%	n/a
Expected return on plan assets
U.S. plans	7.25%	n/a
International plans	5.31%	n/a
Rate of compensation increase
U.S. plans	3.80%	3.80%
International plans	3.41%	n/a

As noted above, certain pension plans, including those in Switzerland and Japan, continue to be sponsored by Baxter as of September 30, 2015. Based on the terms of the employee matters agreement, the company expects to become the sole sponsor of these pension plans during 2016 and will be responsible for its employees retiring during the interim period, and therefore the company has accounted for these plans as multiple-employer plans beginning with the three months ended June 30, 2015. The funded status of these multiple-employer plans is reflected on the company’s condensed consolidated balance sheet as of September 30, 2015 and totaled $127 million.

As of September 30, 2015, the net benefit plan obligations related to the company’s defined benefit pension and OPEB plans that are accounted for as single and multiple-employer plans totaled $497 million, with a related pre-tax AOCI balance of $262 million of deferred losses.

Net periodic benefit cost associated with Baxalta’s single and multiple-employer pension and OPEB plans consisted of the following for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Net periodic benefit cost:
Service cost	$12	$ 1	$22	$ 4
Interest cost	6	2	11	4
Expected return on plan assets	(5)	—	(9)	—
Amortization of actuarial loss	6	—	12	2
Settlement charge	—	1	—	1
Total net periodic benefit cost	$19	$ 4	$36	$11

NOTE 11 ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a net-of-tax summary of the changes in AOCI by component for the nine months ended September 30, 2015 and 2014.

(in millions)	Foreign Currency Translation	Pension and Other Employee Benefits	Available- for-sale Securities	Hedging Activities	Total
Gains (losses)
Balance as of December 31, 2014	$ (387)	$ (52)	$ 7	$ (1)	$ (433)
Other comprehensive (loss) income before reclassifications	(235)	(1)	(17)	29	(224)
Amounts reclassified from AOCI (a)	—	8	7	(18)	(3)
Net other comprehensive (loss) income	(235)	7	(10)	11	(227)
Separation-related adjustments	390	(145)	9	28	282
Balance as of September 30, 2015	$ (232)	$ (190)	$ 6	$ 38	$ (378)

(in millions)	Foreign Currency Translation	Pension and Other Employee Benefits	Available- for-sale Securities	Hedging Activities	Total
Gains (losses)
Balance as of December 31, 2013	$ —	$ (51)	$ (13)	$ —	$ (64)
Other comprehensive (loss) income before reclassifications	(242)	4	(19)	—	(257)
Amounts reclassified from AOCI (a)	—	2	—	—	2
Net other comprehensive (loss) income	(242)	6	(19)	—	(255)
Balance as of September 30, 2014	$ (242)	$ (45)	$ (32)	$ —	$ (319)

(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months ended September 30, 2015 and 2014.

Amounts reclassified from AOCI (a)
(in millions)	Three months ended September 30, 2015		Three months ended September 30, 2014		Location of impact in income statement
Amortization of pension and other employee benefits
Actuarial losses and other	$ (6	)(b)	$ (1	)(b)
	(6)		(1)		Total before tax
	2		—		Tax benefit
	$ (4)		$ (1)		Net of tax

Gains (losses) on hedging activities
Foreign exchange contracts	$ 13		$ —		Cost of sales
Interest rate contracts	1				Net interest expense
	14		—		Total before tax
	(6)		—		Tax expense
	$ 8		$ —		Net of tax

Total reclassification for the period	$ 4		$ (1)		Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 10.

The following is a summary of the amounts reclassified from AOCI to net income during the nine months ended September 30, 2015 and 2014.

Amounts reclassified from AOCI (a)
(in millions)	Nine months ended September 30, 2015		Nine months ended September 30, 2014		Location of impact in income statement
Amortization of pension and other employee benefits
Actuarial losses and other	$ (12	)(b)	$(3	)(b)
	(12)		(3)		Total before tax
	4		1		Tax benefit
	$ (8)		$ (2)		Net of tax

Gains (losses) on hedging activities
Foreign exchange contracts	$ 28		$—		Cost of sales
Interest rate contracts	1		—		Net interest expense
	29		—		Total before tax
	(11)		—		Tax expense
	$ 18		$—		Net of tax

Losses on available-for-sale securities
Other-than-temporary impairment of available-for-sale equity securities	$ (9)		$—		Other income, net
	(9)		—		Total before tax
	2		—		Tax benefit
	$ (7)		$—		Net of tax
Total reclassification for the period	$ 3		$ (2)		Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 10.

NOTE 12 INCOME TAXES

Prior to the separation, the company’s income tax expense and deferred tax balances were calculated on a separate tax return basis although the company’s operations had historically been included in the tax returns filed by the respective Baxter entities, of which the company’s business was a part. For periods subsequent to the separation, Baxalta files tax returns on its own behalf and its income tax expense and deferred income tax balances are recorded in accordance with the company’s standalone income tax positions. Baxalta and Baxter entered into a tax matters agreement effective as of the date of separation. For tax contingencies that relate to the period prior to the separation, Baxalta and Baxter will indemnify and hold each other harmless in accordance with the principles outlined in the tax matters agreement.

The company’s effective income tax rate from continuing operations was 20.6% and 27.2% during the three months ended September 30, 2015 and 2014, respectively, and 23.1% and 24.7% during the nine months ended September 30, 2015 and 2014, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to state and local taxes, certain operations that are subject to tax incentives and foreign taxes that are different from the U.S. federal statutory rate. In addition, the effective tax rate can be affected each period by discrete factors and events.

The effective income tax rate decreased during both the three and nine months ended September 30, 2015 as compared to the prior year periods primarily due to charges related to the separation incurred during the three and nine months ended September 30, 2015 that were deductible at tax rates higher than the effective rate, a decrease in the non-deductible charge for the Branded Prescription Drug Fee and charges associated with upfront and milestone payments made to collaboration partners that were deductible at tax rates lower than the effective tax rate.

NOTE 13 SHARE-BASED COMPENSATION

Prior to the separation, Baxalta employees participated in Baxter’s incentive stock program and Baxalta recorded costs in cost of sales, selling, general and administrative expenses and R&D expenses for its employees’ participation in the program. In connection with the separation, outstanding Baxter equity awards held by Baxter and Baxalta employees were adjusted into both Baxter and Baxalta equity awards, except for awards granted after January 1, 2015 and certain awards granted during 2014 that were adjusted entirely into corresponding awards of either Baxter or Baxalta based on which company would employ the holder following the separation. The value of the combined Baxter and Baxalta stock-based awards after the separation was designed to generally preserve the intrinsic value and the fair value of the award immediately prior to separation. In periods following the separation, Baxalta records share-based compensation costs relating to its employees’ Baxalta and Baxter equity awards.

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

The following table provides share-based compensation expense by statement of income line item for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Cost of sales	$ 3	$2	$ 8	$ 6
Selling, general and administrative expense	14	4	26	12
Research and development expenses	3	2	7	5
Total share-based compensation expense	$20	$8	$ 41	$ 23

During the six months ended June 30, 2015 and prior to the separation, Baxter awarded share-based compensation grants consisting of 2.4 million stock options and 375,000 RSUs, with respect to the company’s employees. During the three months ended September 30, 2015 and following the separation, Baxalta awarded share-based compensation grants consisting of 2.3 million stock options and 468,000 RSUs to its employees and non-employee directors.

Stock Options

Post-Separation

The weighted-average Black-Scholes assumptions used in estimating the fair value of stock options granted by Baxalta following the separation during the three months ended September 30, 2015, along with the weighted-average grant-date fair values, were as follows:

Three months ended, September 30, 2015
Expected volatility	31%
Expected life (in years)	6.8
Risk-free interest rate	2.1%
Dividend yield	0.9%
Fair value per stock option	$ 10

The total intrinsic value of Baxalta stock options exercised by both Baxter and Baxalta employees following the separation was $10 million during the three months ended September 30, 2015.

As of September 30, 2015, the unrecognized compensation cost related to all unvested stock options held by Baxalta’s employees of $57 million is expected to be recognized as expense over a weighted-average period of 2.3 years.

Pre-Separation

The weighted-average Black-Scholes assumptions used in estimating the fair value of stock options granted by Baxter prior to the separation during the six months ended June 30, 2015 and nine months ended September 30, 2014, along with the weighted-average grant-date fair values, were as follows:

	Six months ended, June 30, 2015	Nine months ended, September 30, 2014
Expected volatility	20%	24%
Expected life (in years)	5.5	5.5
Risk-free interest rate	1.7%	1.7%
Dividend yield	3.0%	2.8%
Fair value per stock option	$9	$12

The total intrinsic value of Baxter stock options exercised by the company’s employees prior to the separation was $7 million during the six months ended June 30, 2015 and $5 million and $22 million during the three and nine months ended September 30, 2014, respectively.

RSUs

As of September 30, 2015, the unrecognized compensation cost related to all unvested RSUs held by Baxalta employees of $58 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

PSUs

As of September 30, 2015, the unrecognized compensation cost related to all granted unvested PSUs held by Baxalta employees of $3 million is expected to be recognized as expense over a weighted-average period of 0.7 years.

NOTE 14 LEGAL PROCEEDINGS

The company is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of September 30, 2015, the company’s total recorded reserves with respect to legal matters were $26 million.

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

NOTE 15 AGREEMENTS AND TRANSACTIONS WITH BAXTER

Separation-Related Agreements with Baxter

In connection with the separation, the company entered into a manufacturing and supply agreement, transition services agreement and international commercial operations agreement with Baxter.

Under the terms of the manufacturing and supply agreement, Baxalta manufactures certain products and materials and sells them to Baxter at an agreed-upon price reflecting Baxalta’s cost plus a mark-up for certain products and materials. As a result, the company began recording revenues associated with the manufacturing and supply agreement during the three months ended September 30, 2015 that were not recorded during periods prior to the separation. Revenues associated with manufacturing and supply agreement with Baxter were $35 million during the three months ended September 30, 2015. The company also began purchasing products and materials from Baxter at cost plus a mark-up beginning during the three months ended September 30, 2015. The costs associated with the manufacture of these products were included at cost without a mark-up in the company’s results of operations in periods prior to the separation. The manufacturing and supply agreement did not contribute a significant amount of gross margin or net income to the company’s results of operations during the three months ended September 30, 2015.

Under the terms of the transition services agreement, Baxalta and Baxter provide various services to each other on an interim, transitional basis. The services provided by Baxter to Baxalta include certain finance, information technology, human resources, quality, supply chain and other administrative services and functions, and are generally provided on a cost-plus basis. The services generally extend for approximately 2 years following the separation except for certain information technology services that may extend for 3 years following the separation. During the three months ended September 30, 2015, the company incurred selling, general and administrative expenses of approximately $30 million associated with the transition services agreement with Baxter.

For a certain portion of the company’s operations, the legal transfer of Baxalta’s net assets did not occur by the separation date of July 1, 2015 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries. Under the terms of the international commercial operations agreement with Baxter, the company is responsible for the business activities conducted by Baxter on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in the company’s condensed consolidated interim financial statements as of and for the three months ended September 30, 2015. Net sales related to these operations totaled approximately $199 million during the three months ended September 30, 2015. At September 30, 2015, the assets and liabilities consisted of inventories, which are reported in inventories on the consolidated balance sheet, and other assets and liabilities, which are reported in due from Baxter International Inc., net, on the consolidated balance sheet. The majority of these operations are expected to be transferred to the company by the end of 2016.

The company and Baxter also entered into a separation and distribution agreement, tax matters agreement, an employee matters agreement and a long-term services agreement in connection with the separation.

The following is a summary of the amounts in the consolidated balance sheet due to or from Baxter, including the assets and liabilities of certain of the company’s operations that have not yet transferred to Baxalta and are held by Baxter as of the balance sheet date:

(in millions)	September 30, 2015

Inventories	$107

Assets to be transferred to Baxalta, held by Baxter	$211
Other amounts due from Baxter	282
Due from Baxter International Inc.	$493

Liabilities to be transferred to Baxalta, held by Baxter	$ 43
Other amounts due to Baxter	516
Due to Baxter International Inc.	$559

Other amounts due to / from Baxter primarily relate to intercompany balances which originated prior to the separation and ongoing transactions with Baxter associated with the separation-related agreements described above, including current tax-related indemnification liabilities of $75 million and long-term tax-related indemnification liabilities of $51 million.

Corporate Overhead and Other Allocations from Baxter Prior to Separation

Prior to the separation, the company did not operate as a standalone business and had various relationships with Baxter whereby Baxter provided services to the company. In the financial statements prior to the separation, Baxter provided the company certain services, which included, but were not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. The financial information in the condensed combined financial statements in periods prior to the separation did not necessarily include all the expenses that would have been incurred had the company been a separate, standalone entity. Baxter charged the company for these services based on direct and indirect costs. When specific identification was not practicable, a proportional cost method was used, primarily based on sales, headcount, or square footage. These allocations were reflected as follows in the unaudited condensed combined financial statements:

(in millions)	Six months ended June 30, 2015	Three months ended September 30, 2014	Nine months ended September 30, 2014
Cost of sales allocation	$ 21	$ —	$ 10
Selling, general and administrative allocations	258	125	382
Research and development allocations	5	4	9
Other expense, net allocation	—	1	1
Total corporate overhead and other allocations from Baxter	$ 284	$ 130	$ 402

Management believes that the methods used to allocate expenses to the company’s historical financial statements were reasonable.

Centralized Cash Management Prior to Separation

Prior to the separation, Baxter used a centralized approach to cash management and financing of operations. The majority of the company’s subsidiaries were party to Baxter’s cash pooling arrangements with several financial institutions to maximize the availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash balances were swept regularly from the company’s accounts. Cash transfers to and from Baxter’s cash concentration accounts and the resulting balances at the end of each reporting period were reflected in net parent company investment in the condensed combined balance sheets. At December 31, 2014, cash and equivalents were not allocated to the company due to Baxter’s centralized approach to cash management.

NOTE 16 DISCONTINUED OPERATIONS

In July 2014, the company entered into an agreement with Pfizer, Inc. to sell its commercial vaccines business and committed to a plan to divest the remainder of its vaccines business, which included certain R&D programs. In December 2014, the company completed the divestiture of the commercial vaccines business and recorded an after-tax gain of $417 million. During the nine months ended September 30, 2015, the company recorded an after-tax gain of $9 million as a result of a purchase price adjustment.

In December 2014, the company entered into a separate agreement with Nanotherapeutics, Inc. for the sale of certain vaccines-related R&D programs. The company completed the divestiture in August 2015 and received cash proceeds of approximately $34 million and recorded an after-tax gain of $28 million.

As a result of the divestitures, the operations and cash flows of the vaccines business have been eliminated from the ongoing operations of the company.

Following is a summary of the operating results of the vaccines business, which have been reflected as discontinued operations for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Net sales	$ —	$54	$ 1	$ 267
Income (loss) from discontinued operations before income taxes, excluding gain on sale	—	23	(4)	138
Gain on sale before income taxes	34	—	44	—
Income tax expense	(6)	(2)	(6)	(16)
Income from discontinued operations, net of taxes	$ 28	$21	$ 34	$ 122

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition of Baxalta Incorporated (Baxalta or the company) as of September 30, 2015 and December 31, 2014 and the results of operations for the three and nine months ended September 30, 2015 and 2014. This commentary should be read in conjunction with the condensed consolidated and combined financial statements and accompanying notes included in Item 1. Financial Statements. Refer to the company’s Information Statement included as Exhibit 99.1 to the company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on June 5, 2015 (Information Statement) for management’s discussion and analysis of the financial condition of the company as of December 31, 2014 and 2013, and the results of operations for years ended December 31, 2014, 2013 and 2012.

Company Overview

Baxalta is a global biopharmaceutical leader developing, manufacturing and commercializing therapies for orphan diseases and underserved conditions in hematology, oncology and immunology. Baxalta’s broad and diverse pipeline includes biologics with novel mechanisms and advanced technology platforms such as gene therapy. The Baxalta Global Innovation and R&D Center is located in Cambridge, Massachusetts. Baxalta’s therapies are available in more than 100 countries and it has advanced biological manufacturing operations across 12 facilities, including state-of-the-art recombinant production and plasma fractionation. Baxalta employs 16,000 employees worldwide.

Separation from Baxter on July 1, 2015

On July 1, 2015, Baxalta separated from Baxter International Inc. (Baxter) and became an independent public company (the separation). To effect the separation, the two companies undertook a series of transactions to separate entities and net assets. As a result of these transactions, Baxalta holds the biopharmaceuticals business that was a part of the combined company prior to the separation. On July 1, 2015, Baxter distributed to its shareholders 80.5% of the common stock of Baxalta. Baxter retained a 19.5% ownership stake in Baxalta immediately following the distribution. Baxalta’s Registration Statement on Form 10, as amended through the time of its effectiveness, was declared effective by the U.S. Securities and Exchange Commission on June 9, 2015. Baxalta common stock began trading “regular way” under the ticker symbol “BXLT” on the New York Stock Exchange on July 1, 2015.

Key Factors Affecting Results of Operations

Basis of Preparation

The historical financial statements reflect the consolidated results of operations of the company as an independent, publicly traded company beginning with the July 1, 2015 separation from Baxter. Prior to the separation, the company did not operate as an independent, standalone company, but rather as a part of a larger group of companies controlled by Baxter. The historical financial statements reflected the combined results of operations of the company as a combined reporting entity of Baxter. There are limitations inherent in the preparation of all carve-out financial statements due to the fact that the company’s business was previously part of a larger organization. The basis of preparation included in the unaudited condensed consolidated and combined interim financial statements provides a detailed description of the treatment of historical transactions in periods prior to the separation. During these periods, the company’s net income was most notably impacted by the following consequences of carve-out accounting and the separation:

•

Baxter utilized a centralized treasury management system and cash or debt was not allocated to Baxalta in the carve-out financial statements. In June 2015, the capital structures of both companies were re-aligned, resulting in Baxalta incurring its own debt and having adequate cash to fund its operations. The indebtedness has caused Baxalta to record interest expense beginning in June 2015. The results of operations of the company did not include a significant amount of interest expense prior to June 2015. Any additional borrowings entered into in the future will further increase interest expense.

•

Prior to the separation, the condensed combined statements of income included an allocation to the company from Baxter for the services provided by various Baxter functions including, but not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. The amounts of these allocations may not necessarily be indicative of the similar costs the company will incur as an independent, standalone company. The total amount allocated to Baxalta from Baxter was $284 million during the six months ended June 30, 2015 and $130 million and $402 million during the three and nine months ended September 30, 2014.

•

The company has incurred certain separation costs, which are primarily associated with the design and establishment of Baxalta as a standalone public company. Included in results of operations are separation costs of $56 million and $139 million during the three and nine months ended September 30, 2015, respectively. The company expects to incur additional separation costs in future periods, certain of which may be capitalized in relation to operating infrastructure such as information technology.

•

Income tax expense was computed on a separate company basis, as if operated as a standalone entity or a separate entity or a separate consolidated group in each material jurisdiction in which the company operates. Income tax expense included in the combined financial statements prior to the separation may not be indicative of the company’s future expected tax rate.

•

Concurrent with the separation, Baxalta entered into a contract manufacturing agreement with Baxter whereby Baxalta and Baxter produce certain products for one another at agreed upon terms. The contract manufacturing agreement results in changes to both sales and cost of goods sold in periods after the separation because products were transferred at cost between Baxter and the businesses that comprised Baxalta prior to the separation.

Oncaspar Business Acquisition

In July 2015, the company acquired the Oncaspar (pegaspargase) product portfolio from Sigma-Tau Finanziaria S.p.A (Sigma-Tau), a privately held biopharmaceutical company based in Italy, through the acquisition of 100% of the shares of a subsidiary of Sigma-Tau. Through the acquisition, the company gained the marketed biologic treatment Oncaspar, the investigational biologic calaspargase pegol, and an established oncology infrastructure with clinical and sales resources. Oncaspar is a first-line biologic used as part of a chemotherapy regimen to treat patients with acute lymphoblastic leukemia. It is currently marketed in the United States, Germany, Poland and certain other countries. The company’s results of operations discussed below include the results of the acquired business beginning with the closing of the transaction in July 2015.

RESULTS OF OPERATIONS

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of operations for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Gross Margin[1]
Intangible asset amortization expense	$(19)	$(3)	$(35)	$(10)
Separation costs	(6)	—	(7)	—
Total Special Items	$(25)	$(3)	$(42)	$(10)

Impact on Gross Margin Ratio	(1.6 pts )	(0.2 pts )	(1.0 pts )	(0.2 pts )
Selling, General and Administrative Expenses[1]
Separation costs	$49	$10	$119	$11
Business development items	16	—	16	—
Plasma related litigation	—	—	—	(10)
Business optimization items[2]	—	4	2	3
Branded Prescription Drug Fee	—	26	—	26
Total Special Items	$65	$40	$137	$30

Impact on Selling, General and Administrative Expense Ratio	4.1 pts	2.7 pts	3.1 pts	0.7 pts
Research and Development Expenses[1]
IPR&D and other impairment charges	$94	$—	$94	$—
Business optimization items[2]	—	22	(6)	26
Upfront and milestone payments to collaboration partners	15	138	102	198
Separation costs	1	—	13	—
Total Special Items	$110	$160	$203	$224

Other Income, Net[1]
Business development items	$1	$—	$1	$—
Change in fair value of contingent payment liabilities	(61)	—	(61)	44
Total Special Items	$(60)	$—	$(60)	$44

Income Tax Expense[1]
Impact of special items	$(36)	$(37)	$(76)	$(55)
Total Special Items	$(36)	$(37)	$(76)	$(55)

Impact on Effective Tax Rate	(1.4 pts )	3.6 pts	(0.1 pts )	1.5 pts
Total Special Items, net of tax	$104	$166	$246	$253

[1]	For gross margin, a number in parentheses represents an expense to the company, whereas in all other categories a number in parentheses represents a benefit.
[2]	Includes a portion allocated from Baxter related to shared activities or functions.

Management believes that providing the separate impact of the above items on the company’s generally accepted accounting principles in the United States (GAAP) results, when used in conjunction with the results presented in accordance with GAAP, may provide a more complete understanding of the company’s operations and can facilitate a fuller analysis of the company’s results of operations, particularly in evaluating performance from one period to another. In periods prior to the separation, the special items identified above reflected the portions of special items reported by Baxter that were attributable to Baxalta.

Intangible Amortization Expense

Intangible asset amortization expense, which includes amortization of an inventory fair value step-up during the three months ended September 30, 2015 related to the acquisition of Oncaspar, is identified as a special item to facilitate an evaluation of current and past operating performance, particularly in terms of cash returns, and is similar to how management internally assesses performance.

Upfront and Milestone Payments to Collaboration Partners

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

Additional items as described below are identified as special items because they are highly variable, difficult to predict, and of a size that may substantially impact the company’s reported operations for a period.

Business Optimization Items

The company’s results for the periods presented above were impacted by costs associated with the execution of certain strategies to optimize its organizational structure, as well as benefits from adjustments to previous business optimization charge estimates. The amount of business optimization charges or benefits incurred during the current and prior year periods and the impacted statement of income line items are presented in the table above.

The net benefit or charge in periods prior to the separation included a portion allocated from Baxter related to shared functions or activities.

Separation Costs

During each of the periods presented, the company incurred costs to separate from Baxter and establish Baxalta as an independent, standalone public company. The amount of separation costs incurred during the current and prior year periods and the impacted statement of income line items are presented in the table above.

Change in Fair Value of Contingent Payment Liabilities

The company recorded the following gains and losses in other income, net due to changes in the fair value of contingent payment liabilities:

•

Gain of $61 million during the three and nine months ended September 30, 2015 due to an adjustment to the fair value of contingent payment liabilities associated with the 2014 acquisition of AesRx, LLC (AexRx).

•

Loss of $44 million during the nine months ended September 30, 2014 resulting from an increase in fair value of a contingent payment liability associated with the 2013 acquisition of OBIZUR and related assets from Inspiration BioPharmaceuticals, Inc. and Ipsen Pharma S.A.S. (Inspiration / Ipsen).

Other Special Items Impacting 2015 Periods

•

During the three and nine months ended September 30, 2015, the company incurred $17 million of non-recurring business development expenses associated with the acquisition of the Oncaspar business from Sigma Tau within selling, general and administrative expenses and other income, net.

•

During the three and nine months ended September 30, 2015, the company recorded $94 million of impairment charges within R&D expenses resulting from a decrease in the fair value of IPR&D acquired as part of the 2014 acquisition of AexRx and other impairment charges associated with property, plant and equipment used for research and development activities.

Other Special Items Impacting 2014 Periods

•

During the three and nine months ended September 30, 2014, selling, general and administrative expenses included a charge of $26 million to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued by the Internal Revenue Service.

•

During the nine months ended September 30, 2014, the company recorded a $10 million benefit in selling, general and administrative expenses for the reversal of a portion of legal-related charges following the settlement of class-action litigation associated with the pricing of plasma-derived therapies.

Special Items Impacting Income Tax Expense

Income tax expense in both periods included the net tax benefit from the special pre-tax items discussed above.

Net Sales

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
(in millions)	2015	2014	At actual currency rates	At constant currency rates	2015	2014	At actual currency rates		At constant currency rates
United States	$ 841	$ 738	14%	14%	$2,371	$2,177	9%		9%
International	754	750	1%	19%	2,014	2,092	(4%	)	13%
Total net sales	$1,595	$1,488	7%	16%	$4,385	$4,269	3%		11%

Foreign currency unfavorably impacted the net sales growth rate by 9 percentage points and 8 percentage points during the three and nine months ended September 30, 2015, respectively, principally due to the strengthening of the U.S. Dollar relative to the Euro.

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

The tables below present sales results for Baxalta’s product categories. The commentary beneath discusses growth drivers at constant currency rates.

Hematology

	Three months ended September 30,		Percent change			Nine months ended September 30,		Percent change
(in millions)	2015	2014	At actual currency rates		At constant currency rates	2015	2014	At actual currency rates		At constant currency rates
Hemophilia
United States	$337	$318	6%		6%	$964	$938	3%		3%
International	390	437	(11%	)	7%	1,076	1,212	(11%	)	5%
Total	$727	$755	(4%	)	7%	$2,040	$2,150	(5%	)	4%
Inhibitor Therapies
United States	$78	$55	42%		42%	$210	$151	39%		39%
International	130	132	(2%	)	14%	347	372	(7%	)	9%
Total	$208	$187	11%		22%	$557	$523	7%		17%
Total Hematology	$935	$942	(1%	)	10%	$2,597	$2,673	(3%	)	7%

Hemophilia includes sales of recombinant and plasma-derived hemophilia products (primarily factor VIII and factor IX).

Net sales growth in both the three and nine months ended September 30, 2015 was impacted primarily by:

•

Increased sales of the company’s recombinant factor VIII therapies, including ADVATE. In the United States, recombinant factor VIII sales growth was driven by increased volume, including from increased prophylactic use. Internationally, growth in both periods was driven by penetration into certain markets, including increased ADVATE shipments to Brazil as part of the company’s partnership with Hemobrás. Globally, recombinant factor VIII therapies contributed approximately 7 and 5 percentage points to the Hemophilia product category’s net sales growth rate for the three and nine months ended September 30, 2015, respectively.

•	Continued volume growth of RIXUBIS, which the company first launched in the United States in 2013.

The company expects continued competition from new entrants; however, long-term growth in the Hemophilia product category is expected to be driven by strong underlying global demand, further penetration in markets outside the United States, new multi-year tenders, and launches of new therapies across a variety of geographies, including ADYNOVATE (BAX 855), the company’s own investigational extended half-life factor VIII treatment for hemophilia. The company submitted a Biologics License Application for ADYNOVATE to the Food and Drug Administration (FDA) in the fourth quarter of 2014 following positive topline results from the phase III clinical trial.

Inhibitor Therapies include sales of the company’s products to treat patients with congenital hemophilia A or B who have developed inhibitors, as well as patients that have developed acquired hemophilia A.

Growth in net sales during both the three and nine months ended September 30, 2015 was driven by strong global demand for the company’s plasma-based inhibitor bypass therapy, FEIBA.

•	In the United States, strong growth in both periods was driven by increased volume associated with advancement in prophylactic use and modest pricing improvements.

•

Internationally, FEIBA growth in both periods resulted from expanded use and penetration into certain markets. The three months ended September 30, 2015 also included a benefit from the timing of tender sales.

•	Globally, FEIBA contributed approximately 19 and 14 percentage points to the Inhibitor Therapies net sales growth rate for the three and nine months ended September 30, 2015, respectively.

Net sales growth in both periods also reflected a modest impact from the U.S. launch of OBIZUR, a recombinant porcine factor VIII therapy for the treatment of acquired hemophilia A.

Immunology

	Three months ended September 30,		Percent change			Nine months ended September 30,		Percent change
(in millions)	2015	2014	At actual currency rates		At constant currency rates	2015	2014	At actual currency rates	At constant currency rates
Immunoglobulin Therapies
United States	$334	$305	10%		10%	$980	$906	8%	8%
International	101	102	(1%	)	19%	297	292	2%	21%
Total	$435	$407	7%		12%	$1,277	$1,198	7%	11%
BioTherapeutics
United States	$64	$60	7%		7%	$189	$182	4%	4%
International	127	79	61%		81%	288	216	33%	48%
Total	$191	$139	37%		49%	$477	$398	20%	28%
Total Immunology	$626	$546	15%		21%	$1,754	$1,596	10%	15%

Immunoglobulin Therapies includes sales of the company’s antibody-replacement immunoglobulin therapies.

•	Net sales growth during both the three and nine months ended September 30, 2015 was driven by increased global demand for immunoglobulin therapies, including GAMMAGARD LIQUID and HYQVIA.

The company launched HYQVIA, a differentiated immunoglobulin therapy for patients with primary immunodeficiency, in the United States during the second half of 2014 and in certain European markets beginning in the second half of 2013, which is contributing to the product category’s net sales growth rate.

To support expected long-term demand for the company’s immunoglobulin therapies and other plasma-based therapies, Baxalta is expanding its capacity through ongoing yield improvements, a contract manufacturing services agreement with Sanquin Blood Supply Foundation of the Netherlands and construction of a new greenfield site in Covington, Georgia.

BioTherapeutics includes sales of the company’s plasma-based therapies to treat alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions, as well as revenue from manufacturing and supply arrangements.

•

In connection with the separation, Baxalta and Baxter entered into a manufacturing and supply agreement (MSA) whereby Baxalta manufactures and sells certain products and materials to Baxter. Baxalta began recording revenues associated with the MSA with Baxter during the three months ended September 30, 2015. Revenues related to the MSA with Baxter were $35 million during the three months ended September 30, 2015 which contributed approximately 26 and 9 percentage points to the to the BioTherapeutics net sales growth rate during the three and nine months ended September 30, 2015, respectively. On a pro forma basis, the MSA with Baxter would have resulted in revenues of $42 million and $123 million during the three and nine months ended September 30, 2014, respectively, and $82 million during the six months ended June 30, 2015.

•

During the three and nine months ended September 30, 2015, increased sales of albumin products contributed approximately 15 and 12 percentage points to the product category’s net sales growth rate for the three and nine months ended September 30, 2015, respectively, driven by increased volumes in the United States and China.

•	The product category’s net sales growth during both periods also benefitted from revenues recorded from a contract manufacturing agreement related to the divested commercial vaccines business.

Oncology

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
(in millions)	2015	2014	At actual currency rates	At constant currency rates	2015	2014	At actual currency rates	At constant currency rates
Oncology
United States	$ 28	$ —	N/M	N/M	$28	$ —	N/M	N/M
International	6	—	N/M	N/M	6	—	N/M	N/M
Total Oncology	$ 34	$ —	N/M	N/M	$34	$ —	N/M	N/M

Oncology includes sales of the company’s therapies to treat patients with cancer. The company began reporting Oncology revenues during the three months ended September 30, 2015 following the acquisition of the Oncaspar business, which the company completed in July 2015. Oncaspar is a first-line biologic used as part of a chemotherapy regimen to treat patients with acute lymphoblastic leukemia. The company’s R&D pipeline has the potential to deliver a wide range of new oncology therapies, including certain therapies in late-stage clinical trials or pending regulatory approvals.

Expenses and Expense Ratios

	Three months ended September 30,			Nine months ended September 30,
(as a percentage of net sales)	2015	2014	Change	2015	2014	Change
Gross margin	60.3%	58.7%	1.6 pts	61.1%	58.5%	2.6 pts
Selling, general and administrative expenses	23.7%	18.7%	5.0 pts	22.4%	17.4%	5.0 pts

Gross Margin

The special items identified above had an unfavorable impact of 1.6 and 0.2 percentage points on the gross margin percentage during the three months ended September 30, 2015 and 2014, respectively, and an unfavorable impact of 1.0 and 0.2 percentage points on the gross margin percentage during the nine months ended September 30, 2015 and 2014, respectively. Refer to the “Special Items” caption above for additional details.

In addition, gross margin in both the three and nine months ended September 30, 2015 reflect the favorable impact from foreign currency exchange rate fluctuations and hedging activities, benefits from increased sales of higher-margin products such as ADVATE and FEIBA, and a favorable contribution from Oncaspar sales. Partially offsetting the above factors was the impact of lower-margin revenues recorded during the three months ended September 30, 2015 associated with the manufacturing and supply agreement with Baxter.

Selling, General and Administrative Expenses

Following the July 1, 2015 separation from Baxter, the composition of Baxalta’s selling, general and administrative expenses has changed. The company no longer receives a significant allocation of costs from Baxter associated with certain corporate or other functions, and instead incurs costs associated with operating as a standalone public company, including expenses associated with certain separation-related agreements entered into with Baxter. Refer to the company’s Information Statement and to Note 15 to the unaudited condensed consolidated and combined interim financial statements for further information regarding the separation-related agreements.

The special items identified above had an unfavorable impact of 4.1 and 2.7 percentage points on the selling, general and administrative expense ratio during the three months ended September 30, 2015 and 2014, respectively, and an unfavorable impact of 3.1 and 0.7 percentage points during the nine months ended September 30, 2015 and 2014, respectively.

In addition to the impact of special items, both the three and nine months ended September 30, 2015 were impacted by additional costs associated with operating as a standalone public company, including expenses related to the transition services agreement with Baxter, which in aggregate exceeded allocated costs from Baxter during the respective prior year periods. In addition, the company’s ratio in both periods was unfavorably impacted by costs supporting the company’s emerging oncology business, an increase in investments related to new product launches, including for the anticipated ADYNOVATE launch, and other investments supporting expansion of the company’s commercial organization.

Business Optimization Items

The company has implemented certain business optimization initiatives, or participated in business optimization plans initiated by Baxter prior to the separation, in an effort to streamline its international operations, rationalize its manufacturing facilities, enhance its general and administrative infrastructure and re-align or cancel certain R&D activities and programs.

During the nine months ended September 30, 2015, the company recorded a net benefit related to business optimization items of $4 million, consisting of $10 million of favorable adjustments to charges recorded in prior periods partially offset by $6 million of charges associated with current period initiatives. The charges during the nine months ended September 30, 2015 included a portion allocated from Baxter. The company does not expect a material amount of savings associated with charges recorded during the nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the company estimates an additional $9 million of annualized savings was realized associated with business optimization activities initiated from 2012 through 2014. Following the separation from Baxter, the company does not expect a significant amount of additional savings associated with business optimization initiatives initiated in prior periods.

Refer to Note 6 to the condensed consolidated and combined interim financial statements for further information regarding business optimization items.

Research and Development Expenses

	Three months ended September 30,		Percent change		Nine months ended September 30,		Percent change
(in millions)	2015	2014			2015	2014
Discovery, clinical and lifecycle management	$ 111	$ 88	26%		$ 296	$ 246	20%
Upfront and milestone payments to collaboration partners	15	138	(89%	)	102	198	(48%	)
Other research and development expenses	160	84	90%		284	195	46%
Total research and development expenses	$ 286	$ 310	(8%	)	$ 682	$ 639	7%

R&D expense as a % of sales	17.9%	20.8%	(2.9 pts	)	15.6%	15.0%	0.6 pts

Discovery, clinical and lifecycle management expenses consist of costs supporting specific R&D projects, including those in the exploratory or preclinical phase, those in early-or late-stage clinical trials, as well as those pending regulatory approval or supporting development of products that have already obtained regulatory approval.

The growth in discovery, clinical and lifecycle management R&D expenses included the following:

•	Increased investments in research projects related to the development and manufacture of hemophilia treatments, including gene therapy development, for both the three and nine month periods.

•

Development costs supporting oncology programs, including nal-IRI for the treatment of metastatic pancreatic cancer, and pacritinib for the treatment of myelofibrosis, for both the three and nine month periods.

•

Partial offset to R&D expense of $26 million and $35 million during the three and nine months ended September 30, 2015, respectively, resulting from an agreement with SFJ Pharmaceuticals Group (SFJ) for the reimbursement of certain biosimilar development costs. The SFJ agreement is discussed in Note 4 to the unaudited condensed consolidated and combined interim financial statements.

•

Partial offset for both periods from the impact of foreign currency fluctuations, including strengthening of the U.S. Dollar relative to the Euro in the current year periods as compared to the prior year periods.

Upfront and milestone payments to collaboration partners during the three months ended September 30, 2015 included a milestone payment to Merrimack Pharmaceuticals, Inc. (Merrimack) related to the development of nal-IRI. The nine months ended September 30, 2015 also consisted of milestone payments to Coherus BioSciences, Inc. (Coherus) related to the development of a biosimilar to ENBREL® (etanercept), to CTI BioPharma Corp. (CTI BioPharma) related to the development of pacritinib for the treatment of myelofibrosis and additional payments to Merrimack.

Upfront and milestone payments to collaboration partners during the three months ended September 30, 2014 consisted primarily of an upfront payment to Merrimack of $100 million related to the development of nal-IRI and milestone payments to CTI BioPharma and Coherus. The nine months ended September 30, 2014 also included additional milestone payments to Coherus and CTI BioPharma.

Other research and development expenses include costs not directly attributable to individual projects and include depreciation and other facility-based expenses, medical and regulatory affairs functions, pharmacovigilance, other infrastructure and management costs supporting multiple projects, as well as special items such as impairment charges, business optimization items and separation costs. The following special items were reported in other research and development expenses during the periods presented above:

•	Impairment charges of $94 million during the three and nine months ended September 30, 2015.

•

Business optimization items consisting of a $6 million benefit during the nine months ended September 30, 2015 and net charges of $26 million during the nine months ended September 30, 2014, of which $22 million were recorded during the three months ended September 30, 2014.

•	Separation costs of $1 million and $13 million during the three and nine months ended September 30, 2015, respectively.

Excluding the impact of the special items described above, other R&D expenses increased 5% and 8% during the three and nine month periods, respectively, primarily due to investments in infrastructure to support key projects in the company’s R&D pipeline, and increased expenses related to medical affairs for the nine months ended September 30, 2015.

Net Interest Expense

On June 23, 2015, Baxalta issued debt directly attributable to its business and began recording interest expense. Net interest expense during the three and nine months ended September 30, 2015 of $23 million and $26 million, respectively, primarily reflects interest expense associated with the June 2015 debt issuance and is net of portions capitalized, amortization of deferred hedging gains and losses and interest income. The June 2015 debt issuance is further discussed in the “Liquidity and Capital Resources” section below. Prior to the June 2015 debt issuance, Baxter’s third-party debt and the related interest expense were not allocated to the company as the company was not the legal obligor of the debt and Baxter borrowings were not directly attributable to the company’s business.

Other Income, Net

During the three and nine months ended September 30, 2015, other income, net was $79 million and $87 million, respectively, and consisted primarily of the following items:

•	Gain of $61 million due to an adjustment to the fair value of contingent payment liabilities associated with the 2014 acquisition of AesRx recorded during the three month period.

•	Gains from the sale of investments of $16 million recorded during the three month period.

•	Gains from foreign currency exchange fluctuations of $5 million and $12 million during the three and nine month periods, respectively.

•	Equity method of income of $10 million during the nine month period.

•	Other-than-temporary impairment charges of $9 million during the nine month period due to the duration of declines in fair value of two of the company’s investments.

During the three and nine months ended September 30, 2014, other income, net was $23 million and $16 million, respectively, and consisted primarily of the following items:

•

Income from equity method investments of $27 million and $61 million during the three and nine month period, respectively, which primarily represented distributions from funds that sold portfolio companies as well as gains from the sale of certain investments.

•

Loss of $44 million during the nine month period resulting from an increase in the fair value of a contingent payment liability associated with the acquisition of OBIZUR and related assets from Inspiration / Ipsen.

Income Taxes

Effective Income Tax Rate

The company’s effective income tax rate from continuing operations was 20.6% and 27.2% during the three months ended September 30, 2015 and 2014, respectively, and 23.1% and 24.7% during the nine months ended September 30, 2015 and 2014, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to state and local taxes, certain operations that are subject to tax incentives and foreign taxes that are different from the U.S. federal statutory rate. In addition, the effective tax rate can be affected each period by discrete factors and events.

The effective income tax rate decreased during both the three and nine months ended September 30, 2015 as compared to the prior year periods primarily due to charges related to the separation incurred during the three and nine months ended September 30, 2015 that were deductible at tax rates higher than the effective rate, a decrease in the non-deductible charge for the Branded Prescription Drug Fee and charges associated with upfront and milestone payments made to collaboration partners that were deductible at tax rates lower than the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the three month period ending June 30, 2015, Baxalta participated in Baxter’s centralized treasury management program, including centralized cash pooling and overall financing arrangements. At December 31, 2014, Baxalta did not report cash and equivalents on its balance sheet due to its participation in Baxter’s centralized treasury management program. No debt was allocated to Baxalta because Baxalta was not the legal obligor of the debt and the borrowings were not directly attributable to Baxalta’s business.

In June 2015, Baxalta issued approximately $5 billion of its own debt and began establishing its own centralized treasury management program. The company reported long-term debt and capital lease obligations of $5.3 billion and cash and equivalents of $1.3 billion on its unaudited condensed consolidated balance sheet as of September 30, 2015. The debt issuance is further described under the “Financing Arrangements” caption below.

Baxalta’s ability to fund its operations and capital needs will depend on its ongoing ability to generate cash from operations and its access to capital markets, and could be adversely affected if there is a material decline in the demand for the company’s products or in the solvency of its customers or suppliers, deterioration in the company’s key financial ratios or credit ratings or other significant unfavorable changes in conditions. However, Baxalta believes that its future cash from operations, its financing arrangements entered into during June 2015 and access to capital markets will provide adequate resources to fund its future cash flow needs. Baxalta’s principal uses of cash in the future will be primarily to fund its operations, working capital needs, capital expenditures, repayment of borrowings and strategic investments.

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

Financing Arrangements

On June 23, 2015, the company issued senior notes with a total aggregate principal amount of $5 billion. The company used the net proceeds to make a cash distribution of $4 billion to Baxter as partial consideration for the contribution of net assets to the company in connection with the separation, and the remainder has been or is intended to be used for general corporate purposes, including to fund acquisitions. The $4 billion cash distribution to Baxter was made on June 23, 2015. The $5 billion in senior notes consist of the following tranches;

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

In connection with this issuance, the company recognized a debt discount of $51 million and deferred issuance costs totaling $8 million, which were recorded as a direct deduction from the carrying amount of the debt. Refer to Note 7 to the unaudited condensed consolidated and combined interim financial statements for information regarding interest rate derivative contracts the company has entered into related to the senior notes.

In July 2015, the company entered into a credit agreement providing for a senior revolving credit facility that provides the company with access to an aggregate principal amount of up to $1.2 billion maturing in 2020, of which no amounts are currently outstanding. Effective November 12, the company entered into Amendment No. 1 to the credit agreement. The amendment narrows the definition of “Change of Control.” The other material terms of the credit agreement, including covenants, remain unchanged. The facility enables the company to borrow funds on an unsecured basis at variable interest rates, and contains various financial and other covenants, including a net leverage ratio covenant and an interest coverage ratio covenant, as well as events of default with respect to the company. The credit facility also provides for the issuance of letters of credit. The company also entered into a Euro-denominated senior revolving credit facility in an aggregate principal amount of up to €200 million maturing in 2020, with similar terms as the above credit facility. Effective November 12, 2015, the company entered into an amendment to this credit facility. Similar to the amendment discussed above, this amendment narrows the definition of “Change of Control.” The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

Dividends and Share Repurchase Authorization

On July 28, 2015, Baxalta’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock. The quarterly dividend was paid on October 1, 2015, to shareholders of record as of the close of business on September 4, 2015. On July 28, 2015, Baxalta’s Board of Directors also approved a share repurchase authorization which will allow the company to repurchase up to $1 billion of its common stock. The company did not repurchase any of its common stock during the three months ended September 30, 2015.

Historical Cash Flows

The company’s historical cash flows reflect both continuing and discontinued operations.

	Nine months ended September 30,
(in millions)	2015	2014
Net cash provided from operations	$ 551	$ 711
Net cash used for investing activities	(1,963)	(872)
Net cash provided from financing activities	2,733	161
Effect of foreign exchange rate changes on cash and equivalents	7	—
Change in cash and equivalents	$1,328	$ —

Net Cash Provided From Operations

The decrease in net cash provided by operations during the nine months ended September 30, 2015 as compared to the prior year period was driven by lower net income excluding non-cash items. Sales growth and the resulting growth in gross profit was more than offset by increased expenses, including from separation costs and increased investments in the R&D pipeline. Also contributing to the decrease in net cash provided from operations was an increase in cash outflows for certain working capital items, including accounts receivables and inventories, as the company supports growth in its commercial operations. Partially offsetting the factors above was the impact of lower tax related outflows during the current year period.

In periods prior to the separation, the company maintained an income taxes payable to/from account with Baxter, and was deemed to have settled its current income tax payables with Baxter annually on the first day of each year. This resulted in significant tax related operating cash outflows during the first three months of 2015 and 2014.

The company’s net cash provided from operations for the three months ended September 30, 2015 (first period following the separation) was $360 million, which reflected growth as compared to net cash used for operations of $142 million during the three months ended March 31, 2015 and net cash provided by operations of $333 million during the three months ended June 30, 2015.

Net Cash Used For Investing Activities

The company’s net cash used for investing activities increased during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to primarily to increased acquisition activity.

Cash outflows for acquisitions, net of cash acquired during the nine months ended September 30, 2015 and 2014 were $1.1 billion and $185 million, respectively. During the nine months ended September 30, 2015, cash outflows for acquisitions, net of cash acquired included $890 million for the acquisition of the Oncaspar business from Sigma-Tau and $228 million for the acquisition of SuppreMol GmbH, a privately held biopharmaceuticals company based in Germany. During the nine months ended September 30, 2014, cash outflows for acquisitions, net of cash acquired included $100 million for an upfront collaboration payment to Merrimack and $70 million and $15 million for the acquisitions of Chatham Therapeutics, LLC (Chatham) and AesRx, respectively, in which the company acquired Chatham’s gene therapy technology for potential hemophilia treatments and AesRx’s program related to the development and commercialization of treatments for sickle cell disease.

Capital expenditures during the nine months ended September 30, 2015 and 2014 were $863 million and $699 million, respectively. The increase in capital expenditures was driven by several projects aimed at improving manufacturing capacity for the company’s products, including increased expenditures associated with the construction of the Covington, Georgia manufacturing facility as the company continues to progress towards completion. A significant portion of the construction is expected to be completed in 2015 and commercial production is expected to begin in 2018. Expenditures during the current year period related to the company’s corporate headquarters in Bannockburn, Illinois and its R&D center located in Cambridge, Massachusetts also contributed to the increase.

Net Cash Provided From Financing Activities

Proceeds from the issuance of long-term debt totaled $4.9 billion during the nine months ended September 30, 2015 and reflected cash inflows from the debt issuance described under “Financing Arrangements” above, and were net of a debt discount and deferred issuance costs totaling $59 million. The company also reported proceeds and excess tax benefits from share-based payments under employee benefit plans of $39 million during the nine months ended September 30, 2015.

Other cash provided from or used for financing activities during the nine months ended September 30, 2015 and 2014 primarily reflected net cash outflows from transactions with Baxter of $2.2 billion and $163 million, respectively. The net transactions with Baxter during the nine months ended September 30, 2015 included a $4 billion cash distribution to Baxter as partial consideration for the contribution of assets to Baxalta from Baxter in connection with the separation. The cash distribution was partially offset by cash contributions from Baxter in connection with the formation of Baxalta legal entities and settlements of pre-separation activity with Baxter.

Credit ratings

The company’s credit ratings are as follows:

	Standard and Poor’s	Fitch	Moody’s
Ratings
Senior debt	BBB	BBB+	Baa2
Short-term debt	A-2	F2	P-2
Outlook	Stable	Stable	Stable

Concentration of Credit Risk

Baxalta engages in business with foreign governments in certain countries that have experienced deterioration in credit and economic conditions, including Greece, Spain, Portugal, Italy and Brazil. As of September 30, 2015, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $97 million, of which Greece receivables represented an immaterial balance. The company also has significant accounts receivable related to its Hemobrás partnership in Brazil totaling $219 million at September 30, 2015.

Global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. While the company believes that its allowance for doubtful accounts as of September 30, 2015 is adequate, future governmental actions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur additional credit losses that materially impact its results of operations.

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

Material updates to off-balance sheet arrangements are discussed in the unaudited condensed consolidated and combined interim financial statements contained in this Form 10-Q. Refer to Note 4 for information regarding collaboration agreements and Note 14 for information regarding legal contingencies.

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

•

As of September 30, 2015 Baxalta increased its unfunded commitments as a limited partner in multiple investment companies to $81 million from $32 million as of December 31, 2014, in connection with the company’s initiative to invest in early-stage products and therapies.

•	During the nine months ended September 30, 2015, the company assumed $320 million of net pension obligations in connection with the separation from Baxter.

NEW ACCOUNTING STANDARDS

Refer to Note 1 to the company’s unaudited condensed consolidated and combined interim financial statements for information regarding new accounting standards, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 1 to the combined annual financial statements contained in the company’s Information Statement. Certain of the company’s accounting policies are considered critical because these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis section contained in the company’s Information Statement. There have been no significant changes in the company’s application of its critical accounting policies during the nine months ended September 30, 2015 other than noted below.

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

Certain pension plans, including those in Switzerland and Japan, continue to be sponsored by Baxter as of June 30, 2015. Based on the terms of the separation agreement the company expects to become sole sponsor of these pension plans during 2016 and will be responsible for its employees retiring during the interim period, and therefore the company has accounted for these plans as multiple-employer plans beginning with the three months ended June 30, 2015. As a result, the company recorded a net benefit plan obligation as of June 30, 2015 related to the single and multiple-employer plans described above.

Refer to Note 10 to the unaudited condensed consolidated and combined interim financial statements for further information regarding the company’s pension and OPEB plans.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of September 30, 2015 is 15 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at September 30, 2015, while not predictive in nature, indicated that if the U.S. Dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $7 million would decrease by $56 million resulting in a net liability.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at September 30, 2015 by replacing the actual exchange rates at September 30, 2015 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

Interest Rate and Other Risks

Prior to the three month period ending June 30, 2015, Baxalta participated in Baxter’s centralized treasury management program including centralized cash pooling and overall financing arrangements. Baxalta did not report cash and equivalents on its balance sheet due to its participation in Baxter’s centralized treasury management program. No debt or interest expense was allocated to Baxalta because Baxalta was not the legal obligor of the debt and the borrowings were not directly attributable to Baxalta’s business.

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

As a result of the June 2015 debt offering, the company’s exposure to the risk that its earnings or cash flows could be adversely impacted by fluctuations in interest rates has increased. The company’s policy is to manage this risk to an acceptable level, which includes using interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt.

As part of its risk management program, the company performs sensitivity analyses to assess potential gains and losses in earnings related to hypothetical movements in interest rates. A 24 basis-point increase in interest rates (approximately 10% of the company’s weighted-average interest rate from the June 2015 debt issuance through September 30, 2015) affecting the company’s financial instruments, including debt obligations and related derivatives, would have an immaterial effect on the company’s 2015 earnings and on the fair value of the company’s fixed-rate debt as of September 30, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Baxalta carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxalta’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of September 30, 2015. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 14 to the unaudited interim condensed consolidated and combined financial statements, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the company’s Information Statement included as Exhibit 99.1 to the company’s effective Registration Statement on Form 10, as filed with the SEC on June 30, 2015.

Item 5. Other Information

Amendments to Credit Facilities

Effective November 12, 2015, the company entered into Amendment No. 1 to its $1.2 billion, five-year revolving credit agreement, dated as of July 1, with JPMorgan Chase Bank, National Association, as Administrative Agent, and the various lenders thereto. The amendment amends the “Change of Control” definition in the credit agreement to remove the “continuing director” prong (clause (b) in the credit agreement) from such defined term. The other material terms of the credit agreement, including covenants, remain unchanged. The description of the amendment, as set forth above, is qualified in its entirety by the complete text of the amendment, which is attached to this Form 10-Q as Exhibit 10.1, and which is incorporated by reference herein.

Additionally, on the same date, the company entered into Amendment No. 1 to its existing €200 million, five-year revolving credit agreement, dated as of July 1, 2015, with J.P. Morgan Europe Limited, as Administrative Agent, and the various lenders thereto. The amendment, similar to the above credit agreement, amends the “Change of Control” definition in the credit agreement to remove the “continuing director” prong (clause (c) in the credit facility) from such defined term. The other material terms of the credit agreement, including covenants, remain unchanged.

Amendment to Form of Severance Agreement for the Company’s Executive Officers

Effective November 11, 2015, the company amended its form of severance agreement for the company’s executive officers to include a cutback provision to address the application of certain requirements of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the Code). The amendment provides that, if Sections 280G and 4999 of the Code apply to compensation to be paid to an executive officer pursuant to the severance agreement in connection with a change in ownership of the company, cash payments to such executive officer shall be reduced to the extent necessary so that none of his or her compensation shall be considered an “excess parachute payment” under Section 280G of the Code; provided that the foregoing reduction shall be made only if and to the extent that such reduction would result in an increase in the aggregate payments and benefits to be provided, determined on an after-tax basis. The description of the amendment, as set forth above, is qualified in its entirety by the complete text of the amendment, which is attached to this Form 10-Q as Exhibit 10.2, and which is incorporated by reference herein.

2016 Annual Meeting of Shareholders

The company expects to hold its 2016 annual meeting of shareholders, its first annual meeting as a stand-alone public company, on May 10, 2016. Shareholders interested in submitting a proposal for consideration at the company’s 2016 annual meeting must do so by sending such proposal to its Corporate Secretary. Under the Securities and Exchange Commission’s proxy rules, the company has set the deadline for submission of proposals to be included in its proxy materials for the 2016 annual meeting as December 4, 2015, which the company believes is a reasonable time before it expects to begin to print and send its proxy materials to its shareholders. Accordingly, in order for a shareholder proposal to be considered for inclusion in the company’s proxy materials for the 2016 annual meeting, any such shareholder proposal must be received by the company’s Corporate Secretary on or before December 4, 2015, and comply with the procedures and requirements set forth in Rule 14a-8 under the Securities Exchange Act of 1934, as well as the applicable requirements of the company’s amended and restated by-laws. Any shareholder proposal received after December 4, 2015 will be considered untimely, and will not be included in the company’s proxy materials.

In addition, shareholders interested in submitting a proposal outside of Rule 14a-8 must properly submit such a proposal in accordance with the company’s amended and restated by-laws. To do so, the shareholder must comply with the procedures specified by the company’s amended and restated bylaws, which require all shareholders who intend to make a proposal at the company’s 2016 annual meeting of shareholders to submit their proposal to the Corporate Secretary not earlier than 120 days and not later than 90 days prior to the meeting date. Accordingly, to be eligible for consideration at the 2016 annual meeting of shareholders, proposals which have not been submitted by the deadline for inclusion in the proxy statement and any nominations for director must be received by the Corporate Secretary between January 10 and February 9, 2016. This advance notice period is intended to allow all shareholders an opportunity to consider all business and nominees expected to be considered at the meeting.

All submissions to, or requests from, the Corporate Secretary should be made to Baxalta’s principal executive offices at, 1200 Lakeside Drive, Bannockburn, Illinois, 60015, Attention: Corporate Secretary

Item 6. Exhibits

Exhibit Number	Description
10.1	Amendment No. 1 to Five-Year Credit Agreement, dated as of November 12, 2015, among Baxalta Incorporated as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein.*

10.2	Amendment to Form of Severance Agreement entered into with executive officers, effective as of November 11, 2015.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BAXALTA INCORPORATED
(Registrant)

Date: November 12, 2015	By:	/s/ Robert J. Hombach
Robert J. Hombach
Executive Vice President, Chief Financial Officer and Chief Operations Officer (duly authorized officer and principal financial officer)