Form 10-K
period 2015-12-31
Baxalta Inc
filed 2016-03-03
CIK 1620546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-36782

BAXALTA INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1869689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 Lakeside Drive, Bannockburn, Illinois	60015
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 224.940.2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

On June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, all outstanding shares of the company’s common stock were owned by Baxter International Inc.

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of February 29, 2016 was 681,241,198.

BAXALTA INCORPORATED

FORM 10-K

For the annual period ended December 31, 2015

PART I

Item 1. Business.

Overview

Baxalta Incorporated (Baxalta or the company) is a global, innovative biopharmaceutical leader with a sustainable portfolio of differentiated therapies that seek to address unmet medical needs across many disease areas, including hemophilia, immunology and oncology. More specifically, the company develops, manufactures and markets a diverse portfolio of treatments for hemophilia and other bleeding disorders, immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute medical conditions, as well as oncology treatments for acute lymphoblastic leukemia. Baxalta is also investing in emerging technology platforms, including gene therapy and biosimilars.

Baxalta’s business strategy is aimed at improving diagnosis, treatment and standards of care across a wide range of bleeding disorders and other rare chronic and acute medical conditions, capitalizing on the company’s differentiated portfolio, ensuring the sustainability of supply to meet growing demand for therapies across core disease areas, and accelerating innovation by developing and launching new treatments while leveraging its expertise into new emerging therapeutics through acquisitions of and collaborations with others.

Baxalta was incorporated in Delaware on September 8, 2014 in connection with the separation of Baxter International Inc.’s biopharmaceuticals business from its diversified medical products businesses. The company’s corporate headquarters are located at 1200 Lakeside Drive, Bannockburn, Illinois.

Separation from Baxter

Baxalta separated from Baxter International Inc. (Baxter) on July 1, 2015 (the separation), becoming an independent company as a result of a pro rata distribution by Baxter of 80.5% of Baxalta’s common stock to Baxter’s shareholders (the distribution or spin-off). Baxter retained an approximate 19.5% ownership stake in Baxalta immediately following the distribution. On July 1, 2015, Baxter’s shareholders of record as of the close of business on June 17, 2015 received one share of Baxalta common stock for every one share of Baxter’s common stock held as of the record date. Baxalta common stock began trading “regular way” under the ticker symbol “BXLT” on the New York Stock Exchange on July 1, 2015.

In January 2016, Baxter exchanged a portion of its retained stake in Baxalta common stock for indebtedness of Baxter held by a third party. The shares of Baxalta common stock exchanged were then sold in a secondary public offering pursuant to a registration statement filed by Baxalta. Immediately following this transaction, Baxter held approximately 13.9% of Baxalta’s total shares outstanding.

The Proposed Merger

On January 11, 2016, Shire plc (Shire), BearTracks, Inc. (Merger Sub), a wholly owned subsidiary of Shire, and Baxalta entered into an Agreement and Plan of Merger (the merger agreement), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into Baxalta, with Baxalta being the surviving corporation, and Baxalta will become a wholly owned subsidiary of Shire (the Merger).

On the terms and subject to the conditions set forth in the merger agreement, at the effective time of the Merger, each share of Baxalta common stock issued and outstanding immediately prior to the effective time (other than treasury shares of Baxalta and any shares of Baxalta common stock owned by Shire or any subsidiary of Shire (including Merger Sub) or Baxalta, and other than shares of Baxalta common stock as to which dissenters’ rights have been properly exercised) will be canceled and converted into the right to receive both (i) $18.00 in cash, without interest and (ii) 0.1482 of an American Depositary Share of Shire (the Shire ADS) duly and validly issued against Shire’s ordinary shares (the Shire Ordinary Shares), par value £0.05 per share (the Per Share Stock Consideration), except that cash will be paid in lieu of fractional Shire ADSs. Shire may, at its sole discretion, permit holders of Baxalta common stock to elect to receive 0.4446 of a Shire Ordinary Share for each outstanding share of Baxalta common stock in lieu of the Per Share Stock Consideration.

In the merger agreement, Shire has agreed to use its reasonable best efforts to appoint at closing three members of Baxalta’s Board of Directors to serve on Shire’s board of directors and to nominate the same appointees for election as directors at the 2016 (if applicable) and 2017 Shire annual general meetings, subject to satisfactory compliance with attendance and performance expectations of the Shire board of directors.

The consummation of the Merger is subject to certain closing conditions, including the approval of holders of a majority of the issued and outstanding Baxalta common stock and the approval of holders of a majority of Shire Ordinary Shares present and voting in person or by proxy, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the receipt of certain other regulatory approvals, the absence of a “material adverse effect” with respect to Shire and Baxalta, the receipt by Shire and Baxter of certain tax opinions set forth in the letter agreement described in Item 13 of this Annual Report on Form 10-K under the caption entitled “Letter Agreement,” and other conditions specified in the merger agreement.

The closing condition related to anti-trust approval in the United States was satisfied on February 29, 2016, when the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired without a request for additional information being issued.

The merger agreement provides that, during the period from the date of the merger agreement until the effective time of the Merger, Baxalta will be subject to certain restrictions on its ability to solicit alternative acquisition proposals from third parties, to provide non-public information to third parties and engage in discussions with third parties regarding alternative acquisition proposals except that Baxalta may, in response to an unsolicited acquisition proposal, engage in discussions with, and provide non-public information to, a third party if the Baxalta’s Board of Directors determines in good faith that the acquisition proposal constitutes or is reasonably likely to constitute or lead to a “superior proposal.” Baxalta’s Board of Directors may make an adverse recommendation and terminate the merger agreement after receiving a “superior proposal,” subject to Shire’s right to match the superior proposal during a negotiation period of 5 days (with subsequent negotiation periods of 4 days if the superior proposal is amended). A “superior proposal” is a written acquisition proposal providing for a transfer of control of at least 50% of the stock or assets of Baxalta, which Baxalta’s Board of Directors determines in good faith (i) to be reasonably likely to be consummated if accepted and (ii) to be more favorable to Baxalta’s stockholders from a financial point of view than the Merger and the other transactions contemplated by the merger agreement. Shire is subject to generally reciprocal “non-solicitation” obligations except that Baxalta does not have similar rights to match a superior proposal received by Shire.

The merger agreement provides for certain termination rights for both Shire and Baxalta. Upon termination of the merger agreement under certain specified circumstances, Baxalta may be required to disburse to Shire a termination fee of $369 million and Shire may be required to pay the company a termination fee of $369 million. In addition, if the merger agreement is terminated under certain specified circumstances following the receipt of an acquisition proposal by Baxalta, Baxalta may be required to reimburse Shire for transaction expenses up to $110 million (which expenses would be credited against any termination fee subsequently disbursed by Baxalta), and if the merger agreement is terminated under certain specified circumstances following the receipt of an acquisition proposal by Shire, Shire may be required to reimburse Baxalta for transaction expenses up to $65 million (which expenses would be credited against any termination fee subsequently payable by Shire).

Shire and Baxalta each made certain representations, warranties and covenants in the merger agreement, including, among other things, covenants by Shire and Baxalta to conduct their businesses in the ordinary course during the period between the execution of the merger agreement and consummation of the Merger.

Products

Baxalta’s business consists of a portfolio of products serving patient needs in a variety of ways. Item 7 of this Annual Report on Form 10-K and the notes to the financial statements contained herein present certain financial information related to Baxalta’s products by reference to five categories of products — Hemophilia, Inhibitor Therapies, Immunoglobulin Therapies, BioTherapeutics and Oncology — that are further described below, together with selected details for products within each category.

Hemophilia. Baxalta is a market leader in hemophilia therapies, and expects to continue to build on that leadership position with new therapies for bleeding disorders. The Hemophilia category accounted for $2.8 billion, $3.0 billion and $2.8 billion, or 46%, 50% and 50%, of Baxalta’s sales in 2015, 2014 and 2013, respectively. Hemophilia products currently offered by Baxalta include:

•

ADVATE. ADVATE [Antihemophilic Factor (Recombinant)] is the world’s leading recombinant factor VIII (rFVIII) therapy. ADVATE is a recombinant antihemophilic factor indicated for use in adults and children with hemophilia A (congenital factor VIII deficiency or classic hemophilia) for control and prevention of bleeding episodes, perioperative management and routine prophylaxis to prevent or reduce the frequency of bleeding episodes.

•

ADYNOVATE. In November 2015, Baxalta received regulatory approval for ADYNOVATE in the United States. ADYNOVATE is an extended half-life rFVIII treatment for hemophilia A based on ADVATE. ADYNOVATE uses the same manufacturing process as ADVATE and adds a proven technology, PEGylation (a chemical process that prolongs the amount of time a compound remains in circulation, potentially allowing for fewer injections), which Baxalta has exclusively licensed from Nektar Therapeutics. The United States patent covering the composition of matter for this technology has a protected expiry date of 2024, subject to potential patent-term extension as applicable.

•

RECOMBINATE. RECOMBINATE [Antihemophilic Factor (Recombinant)], as with ADVATE, is a recombinant antihemophilic factor indicated for use in adults and children with hemophilia A for control and prevention of bleeding episodes, perioperative management and routine prophylaxis to prevent or reduce the frequency of bleeding episodes. RECOMBINATE was Baxalta’s first recombinant therapy and was introduced in 1992.

•

HEMOFIL M. HEMOFIL M [Antihemophilic Factor (Human) Method M, Monoclonal Purified], is indicated in hemophilia A for the prevention and control of hemorrhagic episodes. Antihemophilic factor (AHF) is a protein found in normal plasma which is necessary for clot formation. The administration of HEMOFIL M provides an increase in plasma levels of AHF and can temporarily correct the coagulation defect of patients with hemophilia A.

•

IMMUNATE. Immunate is a highly purified, double virus inactivated, plasma derived Factor VIII/von Willebrand Factor complex concentrate, suitable for the treatment of hemophilia A and von Willebrand disease with FVIII deficiency.

•

IMMUNINE. Immunine Purified Factor IX Concentrate Virus–Inactivated, is indicated for treatment and prophylaxis of bleeding episodes caused by congenital or acquired factor IX deficiency (hemophilia B, or Christmas disease, hemophilia B with factor IX inhibitors, and acquired factor IX deficiency due to spontaneous development of factor IX inhibitors).

•

RIXUBIS. RIXUBIS [Coagulation Factor IX (Recombinant)] was launched in the United States in 2013 for the treatment of hemophilia B. RIXUBIS is an injectable medicine used to replace clotting factor IX that is missing in people with hemophilia B.

•

PROTHROMPLEX TOTAL. PROTHROMPLEX TOTAL is a powder and solvent for solution for injection containing human prothrombin complex and is indicated in adults for the treatment and perioperative prophylaxis of bleeding in acquired deficiency of prothrombin complex coagulation factors, as well as for the treatment and perioperative prophylaxis of hemorrhages in congenital deficiency of vitamin K-dependent coagulation factors when purified specific coagulation factor concentrate is not available.

Inhibitor Therapies. The Inhibitor Therapies category accounted for $787 million, $744 million and $651 million, or 13%, 13% and 12% of Baxalta’s sales in 2015, 2014 and 2013, respectively. Baxalta’s current Inhibitor Therapies products are:

•

FEIBA. FEIBA [Anti-Inhibitor Coagulant Complex] is the company’s plasma-based inhibitor bypass therapy, and is a leading plasma-derived inhibitor management therapy. FEIBA is indicated for use in hemophilia A and hemophilia B patients with inhibitors for control of spontaneous bleeding episodes, to cover surgical interventions and routine prophylaxis to prevent or reduce the frequency of bleeding episodes.

•	OBIZUR. OBIZUR [Antihemophilic Factor (Recombinant), Porcine Sequence] is an acquired hemophilia A therapy that consists of a recombinant porcine factor VIII.

Immunoglobulin Therapies. Baxalta’s sales related to Immunoglobulin Therapies products were $1.8 billion, $1.7 billion and $1.6 billion, or 28%, 28% and 29% of Baxalta’s sales in 2015, 2014 and 2013, respectively. Immunoglobulin Therapies products currently offered by Baxalta include:

•

GAMMAGARD LIQUID / KIOVIG. GAMMAGARD LIQUID [Immune Globulin Intravenous (Human)] is the company’s liquid formulation of the antibody-replacement therapy immunoglobulin product. GAMMAGARD LIQUID is used to treat patients with primary immunodeficiency (PID). The most common types of PID result in an inability to make a very important type of protein called antibodies, which help the body fight off infections from bacteria or viruses. GAMMAGARD LIQUID is made from human plasma that is donated by healthy people and contains antibodies collected from these healthy people that replace the missing antibodies in PID patients. KIOVIG is the brand name used for GAMMAGARD LIQUID outside of the United States.

•

HYQVIA. HYQVIA [Immune Globulin Infusion 10% (Human) with Recombinant Human Hyaluronidase] is a product consisting of human normal immunoglobulin (IG) and recombinant human hyaluronidase (licensed from Halozyme). The IG provides the therapeutic effect and the recombinant human hyaluronidase facilitates the dispersion and absorption of the IG administered subcutaneously, increasing its bioavailability. The IG is a 10% solution that is prepared from human plasma consisting of at least 98% immunoglobulin G, which contains a broad spectrum of antibodies. HYQVIA is the only subcutaneous IG treatment for PID patients with a dosing regimen requiring only one infusion up to once per month and one injection site per infusion to deliver a full therapeutic dose of IG. HYQVIA is approved in Europe for use by adults with PID syndromes and myeloma or chronic lymphocytic leukemia (CLL) with severe secondary hypogammaglobulinemia and recurrent infections, and in the United States for adults with PID.

•

GAMMAGARD S/D. GAMMAGARD S/D [Immune Globulin Intravenous (Human)] is indicated for the treatment of PID in patients two years old and older. GAMMAGARD S/D is also indicated for prevention of bacterial infections in hypogammaglobulinemia and/or recurrent bacterial infections associated with B-cell CLL, treatment of adult patients with chronic idiopathic thrombocytopenic purpura (ITP) to increase platelet count and to prevent and/or control bleeding, and prevention of coronary artery aneurysms associated with Kawasaki Syndrome in pediatric patients.

•

SUBCUVIA. Subcuvia [Human Normal Immunoglobulin] is a replacement therapy in adults and children with PID syndromes, as well as replacement therapy in myeloma and CLL with severe secondary hypogammaglobulinemia and recurrent infections, that is infused subcutaneously.

BioTherapeutics. Baxalta’s sales related to BioTherapeutics products were $684 million, $547 million and $502 million, or 11%, 9% and 9% of Baxalta’s sales in 2015, 2014 and 2013, respectively. BioTherapeutics products currently offered by Baxalta include:

•

FLEXBUMIN. Baxalta’s FLEXBUMIN [Albumin (Human)] products are indicated for hypovolemia, hypoalbuminemia due to general causes and burns, and for use during cardiopulmonary bypass surgery as a component of the pump prime, while FLEXBUMIN 25% is also indicated for hypoalbuminemia associated with adult respiratory distress syndrome (ARDS) and nephrosis, and hemolytic disease of the newborn (HDN). FLEXBUMIN is the first and only preparation of human albumin to be packaged in a flexible plastic container. The FLEXBUMIN flexible, shatterproof container offers important safety features for hospitals by eliminating risk of glass breakage and affords the ability to infuse without a vented administration set. The lighter weight and reduced space requirements for FLEXBUMIN compared to glass containers of equal volume make Baxalta’s FLEXBUMIN products more compatible with hospital inventory storage systems. FLEXBUMIN’s product portfolio includes multiple formulations with both 5% in a 250 mL solution and 25% in 50 and 100 mL solutions.

•

BUMINATE. Baxalta’s BUMINATE [Albumin (Human)] products are indicated for hypovolemia, hypoalbuminemia associated with general causes and burns, and use during or prior to cardiopulmonary bypass surgery as a component of the pump prime, while BUMINATE 25% is also indicated for hypoalbuminemia associated with ARDS and nephrosis, and HDN. Baxalta’s BUMINATE products offer the same high-quality human albumin as FLEXBUMIN, but packaged in glass bottles as BUMINATE in various concentrations and bottle sizes.

•

ARALAST NP. ARALAST NP is an alpha1-proteinase inhibitor (Alpha1-PI) indicated for chronic augmentation therapy in adults with clinically evident emphysema due to severe congenital deficiency of Alpha1-PI (alpha1-antitrypsin deficiency). ARALAST NP increases antigenic and functional (anti-neutrophil elastase capacity, ANEC) serum levels and antigenic lung epithelial lining fluid (ELF) levels of Alpha1-PI.

•

GLASSIA NP. GLASSIA NP is also an Alpha1-PI used for adults who have clinically evident emphysema due to severe congenital alpha-1 antitrypsin deficiency. GLASSIA is used to increase antigenic and functional (anti-neutrophil elastase capacity, or ANEC) serum levels and antigenic lung ELF levels of Alpha1-PI.

•

CEPROTIN. CEPROTIN is a protein C concentrate [(Human)] replacement therapy to increase protein C to levels that reduce symptoms by allowing the blood to clot normally. Protein C plays an important part in blood clotting by stopping the blood from clotting when enough clots have been produced. If not corrected, damage from too much clotting can cause death.

Oncology. Baxalta’s Oncology sales were $87 million in 2015 resulting from the company’s acquisition of the ONCASPAR (pegaspargase) leukemia product portfolio from Sigma-Tau Finanziaria S.p.A.

•

ONCASPAR. ONCASPAR is indicated as a component of a multi-agent chemotherapeutic regimen for the first-line treatment of patients with acute lymphoblastic leukemia (ALL) and for the treatment of patients with ALL and hypersensitivity to native forms of L-asparaginase. ONCASPAR is currently approved in the United States as a first line treatment and was recently approved more broadly in the EU for use as a combination therapy for the treatment of ALL in pediatric patients from birth to 18 years as well as adult patients.

Enhancements and Increased Access to Approved Products. Baxalta also works to expand treatment options for patients by seeking additional indications for and developing innovative enhancements to its existing product portfolio. Further, Baxalta often seeks to expand access to its products for patients geographically by seeking regulatory approvals for its products throughout the globe and developing innovative partnerships with foreign governments.

Building a Diversified Biopharmaceutical Pipeline

Baxalta is committed to developing a robust new product pipeline focused on new and innovative biopharmaceuticals that address unmet medical needs. This includes exploring new indications and emerging uses based on Baxalta’s current portfolio, as well as executing product enhancements designed to meet patient and provider needs. Baxalta’s internal development programs are augmented with a number of collaborations that leverage Baxalta’s proven expertise and extend the pipeline into new therapeutic areas.

Among the promising products, therapies and acquisitions in Baxalta’s pipeline are the following:

Hematology

VONVENDI. VONVENDI is a recombinant therapy providing a pure von Willebrand disease (VWD) factor with customized dosing. VWD is a genetic disorder that results in impaired clotting with limited other treatment options. The company received U.S. regulatory approval in December 2015 and anticipates the product will be broadly available in the United States in late 2016.

BAX 826. BAX 826 is an investigational, extended half-life rFVIII treatment targeting weekly dosing for hemophilia A patients. In November 2015, the company announced the submission of a clinical trial application to the UK Medicines and Healthcare Products Regulatory Agency to initiate a first-in-human clinical trial to evaluate the safety and efficacy of BAX 826.

BAX 335 (Gene Therapy). BAX 335 is an investigational factor IX gene therapy treatment for hemophilia B. The AAV8 vector-based technology has the potential to re-define the concept of longer-acting therapy. A Phase I/II open-label clinical trial to assess the safety and optimal dosing schedule of BAX 335 is ongoing.

BAX 817. BAX 817 is a recombinant factor VIIa (rFVIIa) for the treatment of acute bleeding episodes in hemophilia A or B patients with inhibitors. In March 2015, the company announced positive results from its Phase III clinical trial evaluating the safety and efficacy of BAX 817.

Immunology

20% GAMMAGARD LIQUID SubQ. 20% GAMMAGARD LIQUID SubQ is a higher-potency immunoglobulin therapy offering patients faster infusions with less volume. Baxalta filed for approval in Europe in May 2015 and in the United States in September 2015.

HYQVIA. Baxalta is undertaking efforts to expand indications for HYQVIA, including for the treatment of chronic inflammatory demyelinating polyradiculoneuropathy (CIDP), a neurological disorder characterized by progressive weakness and impaired sensory function in the legs and arms. A Phase III clinical trial is underway.

SM101. In March 2015, Baxalta acquired SuppreMol GmbH (SuppreMol), a biopharmaceutical company based in Germany with an early-stage development portfolio of novel treatment options for autoimmune and allergic diseases, focusing on the modulation of Fc receptor signaling pathways, an immune target that could have broad applications in autoimmune disorders. SuppreMol’s pipeline includes lead candidate SM101, an investigational immunoregulatory treatment that has completed Phase IIa studies for systemic lupus erythematosus (SLE), a disorder in which the immune system attacks healthy tissue.

Oncology

ONCASPAR. In July 2015, Baxalta acquired the ONCASPAR (pegaspargase) product portfolio from Sigma-Tau Finanziaria S.p.A. Through the acquisition, Baxalta gained the investigational biologic calaspargase pegol that is in development for the treatment of ALL with an increased shelf life that is expected to reduce dosing frequency.

nal-IRI (MM-398). Baxalta has entered into an exclusive license and collaboration agreement with Merrimack Pharmaceuticals, Inc. (Merrimack) for the development and commercialization of nanoliposomal irinotecan injection, or nal-IRI (MM-398), an investigational drug candidate for the treatment of patients with metastatic pancreatic cancer previously treated with a gemcitabine-based therapy. For more information on this collaboration, refer to the discussion in this Item 1 under the caption entitled “Collaborations.”

BAX 069. BAX 069 is a monoclonal antibody with a novel mode of action for the treatment of solid tumors, targeting the oxidized form of cytokine macrophage migration inhibitor factor (oxMIF). BAX 069 is currently in Phase II clinical trials (colorectal cancer and malignant ascites).

Symphogen Collaboration. In late December 2015, Baxalta entered into a strategic immuno-oncology collaboration with Symphogen. Together, Baxalta and Symphogen expect to advance novel therapeutics against six checkpoint targets, with the first program expected to enter clinical studies in 2017. For more information on this collaboration, refer to the discussion in this Item 1 under the caption entitled “Collaborations.”

Biosimilars

With more than $70 billion in branded biologics going off patent between 2014 and 2021, biosimilars present an attractive growth opportunity for Baxalta. Baxalta’s biosimilar collaborations include the following:

BAX 2200. Baxalta has established a collaboration with Coherus Biosciences, Inc. (Coherus) to develop and commercialize BAX 2200, a biosimilar product candidate for ENBREL® (etanercept), indicated for the treatment of autoimmune deficiencies, in Europe, Canada, Brazil and other markets. This is Baxalta’s most advanced biosimilar, and, in January 2016, Baxalta announced that it had met its primary end point in its Phase III clinical trials for rheumatoid arthritis. There is also a Phase III clinical trial ongoing for psoriasis and, in early stage clinical trials, Coherus has demonstrated pharmacokinetic (PK) equivalence versus the innovator molecule.

BAX 923. Baxalta is collaborating with Momenta Pharmaceuticals, Inc. (Momenta) on the development and commercialization of BAX 923, a biosimilar product candidate for HUMIRA® (adalimumab). In December 2015, Baxalta announced that BAX923 met the primary endpoint in a study evaluating the pharmacokinetics of BAX923 compared to both U.S. and EU sourced HUMIRA® reference products in healthy volunteers. Separately, in October 2015 the company initiated a pivotal clinical trial for BAX923 in patients with chronic plaque psoriasis.

Research and Development Activities

Baxalta’s investment in R&D is essential to its future growth and its ability to remain competitive in the markets in which it participates. Accordingly, Baxalta continues to focus its investment in R&D programs to enhance future growth through clinical differentiation. Expenditures for Baxalta’s R&D activities were $1.2 billion in 2015, $820 million in 2014 and $595 million in 2013. These expenditures include costs associated with R&D activities performed at Baxter’s R&D centers as well as in-licensing, milestone and reimbursement payments made to partners for R&D work performed at non-Baxalta locations. Included in Baxalta’s R&D activities in 2015 were upfront and milestone payments to collaboration partners of $390 million.

Baxalta intends to develop and grow its product portfolio primarily through external innovation, including through acquisitions, asset purchases, in-licensing transactions, development, supply and distribution agreements and other strategic partnerships, which will be complimented by ongoing internal R&D efforts. Such arrangements with third parties often result in Baxalta making an upfront payment to its partners upon the initial execution of a collaboration or similar agreement and future contingent payments to Baxalta’s partners upon the achievement of development, regulatory, commercial or other milestones. These upfront payments and pre-regulatory approval milestone payments are expensed to R&D and may result in significant R&D charges in one period with no comparable charge or charges in another period. The timing and impact of these payments on the company’s results of operations and financial condition may be difficult to predict.

In 2014, Baxalta announced that the company entered into a long-term lease in Cambridge, Massachusetts, for a facility that now serves as the company’s global innovation center, and as the headquarters for Research & Development, Oncology, Biosimilars and Business Development. Also in 2014, Baxalta entered into a strategic partnership with Quintiles, a leading global provider of biopharmaceutical development and commercial outsourcing services, pursuant to which Quintiles assumed responsibility for certain routine clinical development activities for Baxalta and provides strategic input to certain R&D programs. Baxalta will maintain the leadership, management and accountability roles for its R&D programs, as well as operational responsibility for its early stage and non-clinical research.

For more information on the company’s R&D activities, refer to the discussion in Item 7 of this Annual Report on Form 10-K under the caption entitled “Executive Summary — Research and Development and External Innovation.”

Collaborations

Baxalta has entered into several significant collaborations, alliances and other business development transactions to support its growth, including:

•

Merrimack Collaboration. In September 2014, Baxalta entered into an exclusive license and collaboration agreement with Merrimack for the development and commercialization of nal-IRI (MM-398), an investigational drug candidate for the treatment of patients with metastatic pancreatic cancer previously treated with a gemcitabine-based therapy, for all potential indications outside the United States and Taiwan. A Phase III trial has been completed, and Baxalta filed for approval for second-line pancreatic cancer in the EU in May 2015. In October 2015, Merrimack received regulatory approval for nal-IRI in the United States and Taiwan.

•

Coherus Collaboration. Baxalta has established a collaboration with Coherus to develop and commercialize BAX 2200, a biosimilar product candidate for ENBREL® (etanercept), indicated for the treatment of autoimmune deficiencies, in Europe, Canada, Brazil and other markets.

•

Momenta Collaboration. Baxalta is collaborating with Momenta on the development and commercialization of adalimumab (BAX 923), a biosimilar product candidate for HUMIRA®, which is currently in early-stage development.

•

Symphogen Collaboration. In late December 2015, Baxalta entered into a strategic immuno-oncology collaboration with Symphogen, a private biopharmaceutical company developing recombinant antibodies and antibody mixtures. Together, Baxalta and Symphogen expect to advance novel therapeutics against six checkpoint targets, with the first program expected to enter clinical studies in 2017. On a product-by-product basis, following successful completion of Phase I clinical trials, Baxalta will have exclusive option rights to complete late-stage development and worldwide commercialization.

For more information about Baxalta’s collaborations, alliances and other significant business development transactions, refer to the discussion in Note 5 in Item 8 of this Annual Report on Form 10-K.

Quality Management

Baxalta’s success depends upon the quality of its products. Quality management plays an essential role in meeting customer requirements, preventing defects, facilitating continuous improvement of the company’s products, processes and services, and assuring the safety and efficacy of the company’s products. Baxalta has one quality system deployed globally that enables the design, development, manufacturing, packaging, sterilization, handling, distribution and labeling of the company’s products to ensure they conform to customer requirements. In order to continually improve the effectiveness and efficiency of the quality system, various measurements, monitoring and analysis methods such as management reviews and internal, external and vendor audits are employed at local and central levels.

Each product that Baxalta markets is required to meet specific quality standards, both in packaging and in product integrity and quality. If any product is determined to be compromised at any time, Baxalta endeavors to take all corrective and preventive actions necessary to ensure compliance with regulatory requirements and to meet customer expectations.

Intellectual Property

Patents and other proprietary rights are essential to Baxalta’s business. Baxalta relies on patents, trademarks, copyrights, trade secrets, know-how and confidentiality agreements to develop, maintain and strengthen its competitive position. Baxalta owns a number of patents and trademarks throughout the world and has entered into license arrangements relating to various third-party patents and technologies. Products manufactured by Baxalta are sold primarily under its own trademarks and trade names. Some products distributed by the company are sold under the company’s trade names, while others are sold under trade names owned by its suppliers or partners. Trade secret protection of unpatented confidential and proprietary information is also important to Baxalta. The company maintains certain details about its products, processes and technology as trade secrets and generally requires employees, consultants, parties to collaboration agreements and other business partners to enter into confidentiality agreements. These agreements may be breached and Baxalta may not have adequate remedies for any breach. In addition, Baxalta’s trade secrets may otherwise become known or be independently discovered by competitors. To the extent that Baxalta’s employees, consultants, parties to collaboration agreements and other business partners use intellectual property owned by others in their work for the company, disputes may arise as to the rights in related or resulting know-how and inventions.

Biologics are entitled to exclusivity under the Biologics Price Competition and Innovation Act (BPCIA), which was passed on March 23, 2010 as Title VII to the Patient Protection and Affordable Care Act (PPACA). The BPCIA provides a pathway for approval of biosimilars following the expiration of 12 years of exclusivity for the innovator biologic and a potential additional 180 day-extension term for conducting pediatric studies. The BPCIA also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity, and enforceability prior to the approval of the biosimilar. The BPCIA does not, however, change the duration of patents granted on biologic products. For more information regarding governmental regulation of biosimilars, refer to the discussion in this Item 1 under the caption entitled “Regulation.”

Baxalta’s policy is to protect its products and technology through patents, and the maintenance of trade secrets and trademarks on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the company. Baxalta also recognizes the need to promote the enforcement of its intellectual property and takes commercially reasonable steps to enforce its intellectual property around the world against potential infringers, including judicial or administrative action where appropriate.

Baxalta operates in an industry susceptible to significant patent litigation. At any given time, the company is involved as either a plaintiff or defendant in a number of patent infringement and other intellectual property-related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products.

Regulation

The operations of Baxalta and many of the products it manufactures or sells are subject to extensive regulation by numerous government agencies, both within and outside of the United States. The U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA), the China Food and Drug Administration (CFDA) and other government agencies both inside and outside of the United States, regulate the testing, safety, effectiveness, manufacturing, labeling, promotion and advertising, distribution and post-market surveillance of

Baxalta’s products. The company must obtain specific approval from FDA and non-U.S. regulatory authorities before it can market and sell most of its products in a particular country.

In the United States, Baxalta’s products often undergo a three phase clinical testing program, with the results of preclinical and clinical trials submitted to FDA in the form of either a Biologics License Application (BLA) for biologic products or a New Drug Application (NDA) for non-biologic products. Most non-U.S. jurisdictions where Baxalta markets its products have product approval and post-approval regulatory processes that are similar in principle to those in the United States. In Europe, for example, there are several tracks for marketing approval, depending on the type of product for which approval is sought. Under the centralized procedure in Europe, a company submits a single application to the EMA that is similar to the BLA or NDA, as applicable, in the United States. A marketing application approved by the European Commission (EC) is valid in all member states. In addition to the centralized procedure, Europe also has various other methods for submitting applications and receiving approvals. Regardless of the approval process employed, various parties share responsibilities for the monitoring, detection, and evaluation of adverse events post-approval, including national authorities, the EMA, the EC, and the marketing authorization holder. In some regions, it is possible to receive an “accelerated” review whereby the national regulatory authority will commit to truncated review timelines for products that meet specific medical needs.

The complex nature of biologics, including biosimilar formulations of reference biologic products, has warranted the creation of biosimilar regulatory approval pathways with strict, science-based approval standards that take into account patient safety considerations. These biosimilar approval pathways are considered to be more abbreviated than for new biologics, although they are significantly different from the abbreviated approval pathways available for “generic drugs” (small-molecule drugs that are the same as, and bioequivalent to, an already-approved small molecule drug). The European Union has created a pathway for the approval of biosimilars, and has published guidance for approval of certain biosimilar products. More recently, in 2010, the BPCIA authorized FDA to approve biosimilars, but the U.S. approval pathway for biosimilar applications remains relatively untested and is subject to ongoing guidance from FDA. While mature pathways for regulatory approval of generic drugs and healthcare systems exist around the globe that support and promote the substitutability of generic drugs, the approval pathways for biosimilar products remain in various stages of development, as do private and public initiatives or actions supporting the substitutability of biosimilar products. Thus, the extent to which biosimilars will be viewed as readily substitutable, and in practice readily substituted, for the reference biologic product is still being determined.

The BPCIA establishes a period of 12 years of data exclusivity for reference biologic products in order to preserve incentives for future innovation. Under this framework, FDA cannot make a product approval effective for any biosimilar application until at least 12 years after the reference product’s date of first licensure.

Additionally, any changes to current products may be subject to vigorous regulatory review, including multiple submissions to the applicable authority, and approvals are not certain. Even after the company obtains regulatory approval to market a product, the product and the company’s manufacturing processes and quality systems are subject to continued review by FDA and other regulatory authorities globally. State agencies in the United States also regulate the facilities, operations, employees, products and services of the company within their respective states. The company and its facilities are subject to periodic inspections and possible administrative and legal actions by FDA and other regulatory agencies inside and outside of the United States. Such actions may include warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. As situations require, the company takes steps to ensure safety and efficacy of its products, such as removing products found not to meet applicable requirements from the market and improving the effectiveness of quality systems.

Baxalta and its products are also subject to various other regulatory regimes both inside and outside the United States. In the United States alone, the company is subject to the oversight of FDA, the Office of the Inspector

General within the Department of Health and Human Services (OIG), the Center for Medicare/Medicaid Services (CMS), the Department of Justice (DOJ), the Environmental Protection Agency, the Department of Defense and Customs and Border Protection, in addition to others. The company supplies products and services to healthcare providers that are reimbursed by federally funded programs such as Medicare. As a result, the company’s activities are subject to regulation by CMS and enforcement by OIG and DOJ. In jurisdictions outside of the United States, the company’s activities are subject to regulation by government agencies including the EMA in Europe, CFDA in China and other agencies in other jurisdictions. Many of the agencies enforcing these laws have increased their enforcement activities with respect to healthcare companies in recent years. These actions appear to be part of a general trend toward increased enforcement activity globally.

The sales, marketing and pricing of products and relationships that pharmaceutical companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Federal Food, Drug and Cosmetic Act (including as these laws relate to off-label promotion and production of products) and other healthcare related laws, as well as competition, data and patient privacy and export and import laws, is under increased focus by the agencies charged with overseeing such activities, including FDA, OIG, DOJ and the Federal Trade Commission. Anti-kickback laws make it illegal to solicit, offer, receive or pay any remuneration in exchange for or to induce the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal program. False claims laws prohibit knowingly and willingly presenting, or causing to be presented for payment to third-party payors (including Medicare and Medicaid) any claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).

DOJ and the Securities and Exchange Commission (SEC) have also increased their focus on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of pharmaceutical companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Healthcare professionals in many countries are employed by the government and consequently may be considered government officials. Foreign governments have also increased their scrutiny of pharmaceutical companies’ sales and marketing activities and relationships with healthcare providers and competitive practices generally.

FDA regulates all advertising and promotion activities and communications for products under its jurisdiction both before and after approval. A company can make only those claims relating to safety and efficacy that are approved by FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses — that is, uses not approved by FDA and therefore not described in the drug’s labeling — because FDA does not regulate the practice of medicine. However, FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but may engage in non-promotional, balanced communication regarding off-label use under certain conditions. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by FDA, DOJ, OIG and the Department of Health and Human Services, as well as state authorities. Noncompliance could subject a company to a range of penalties that could have a significant commercial and financial impact, including civil and criminal fines and the imposition of agreements that materially restrict the manner in which a company promotes or distributes its products.

Ethics and Compliance

In order to maintain compliance with applicable laws and regulations, Baxalta has established a comprehensive global ethics and compliance program. The program is intended to prevent, detect and mitigate risk across the organization and throughout the lifecycle of Baxalta’s products. Baxalta’s program starts with a culture and expectation of compliance at all levels of the organization. It also includes, among other things, resources to address compliance globally; formal compliance governance; mechanisms to intake questions and concerns; policies, processes and procedures; communications; training; various forms of risk-based auditing and monitoring; review of alleged misconduct; and, when necessary, disciplinary action for failure to comply. All of these actions are intended to protect Baxalta from conduct by individual employees and agents that may be in violation of legal and regulatory requirements and the company’s compliance expectations.

Compliance with applicable laws and regulations is costly and materially affects Baxalta’s business. Baxalta expects that compliance with laws and regulations around the globe will increasingly require significant technical expertise and capital investment. Healthcare regulations substantially increase the time, difficulty and costs incurred in obtaining approval to market and promote products, and Baxalta’s failure to meet its compliance obligations may result in regulatory and enforcement actions, the seizure or recall of products, the suspension or revocation of the authority necessary for product production and sale, and other civil or criminal sanctions, including fines and penalties. The company expects to continuously devote substantial resources to proactively maintain, administer and expand its compliance program globally.

Sales, Marketing and Distribution Capabilities

Baxalta has its own direct sales force and also makes sales to and through independent distributors, drug wholesalers acting as sales agents and specialty pharmacy or other alternate site providers. The company reviews its sales channels from time to time, and will make changes in its sales and distribution model as the company believes necessary to best implement the company’s business plan and strategies. Managed care providers (for example, health maintenance organizations), hospitals, and state and federal government agencies are also important customers.

In the United States, third parties warehouse and ship a significant portion of the company’s products through their distribution centers. These centers are generally stocked with adequate inventories to facilitate prompt customer service. Sales and distribution methods include frequent contact by sales and customer service representatives, automated communications via various electronic purchasing systems, circulation of catalogs and merchandising bulletins, direct-mail campaigns, trade publication presence and advertising.

International sales are made and products are distributed on a direct basis or through independent distributors or sales agents in approximately 100 countries. In many international locations, including much of Europe, Latin America, Asia and Australia, for example, the government purchases products through public tenders or collective purchasing.

International Operations

A significant portion of the company’s revenues are generated outside of the United States and geographic expansion remains a core component of the company’s strategy. Baxalta’s international presence includes operations in Europe (including Eastern and Central Europe), the Middle East, Africa, Asia-Pacific, Latin America and Canada. The company is subject to certain risks inherent in conducting business outside of the United States. For more information on these risks, see the information under the captions “Baxalta is subject to risks associated with doing business globally” and “Changes in foreign currency exchange rates and interest rates could have a material adverse effect on Baxalta’s operating results and liquidity” in the section entitled “Risks Related to Baxalta’s Business” in Item 1A of this Annual Report on Form 10-K.

For financial information about foreign and domestic operations and geographic information, refer to the discussion in Note 19 in Item 8 of this Annual Report on Form 10-K. For more information regarding foreign currency exchange risk, refer to the discussion under the caption entitled “Currency Risk” in Item 7A of this Annual Report on Form 10-K.

Third Party Agreements

Baxalta has agreements with third parties for process development, analytical services, and manufacturing of certain products. Baxalta procures certain products and services from a limited number of suppliers and, in some cases, a single supply source. Baxalta also has certain agreements with Baxter entered into at the time of Baxalta’s separation from Baxter, including as described in Item 13 of this Annual Report on Form 10-K under the caption entitled “Agreements with Baxter — Manufacturing and Supply Agreement.”

Sources and Availability of Raw Materials

Baxalta purchases, in the ordinary course of business, raw materials and supplies essential to its operations from numerous suppliers around the world, including in the United States. While efforts are made to diversify Baxalta’s source of components and materials, in certain instances Baxalta acquires components and materials from a sole supplier.

Human plasma is a critical raw material in Baxalta’s business. The company believes that its ability to internally and externally source plasma represents a distinctive and flexible infrastructure, which provides the company a unique capability with respect to the consistent delivery of high quality plasma-based products. Baxalta owns and operates plasma collection facilities in the United States and Austria through its wholly owned subsidiary BioLife Plasma Services L.P. (BioLife). BioLife operates and maintains more than 80 state-of-the-art plasma collection facilities in 24 states throughout the United States and at seven locations in Austria. Baxalta also maintains relationships with other plasma suppliers to ensure that it retains the flexibility to meet market demand for its plasma-based therapies, including through its 10-year contract manufacturing agreement with Sanquin Blood Supply Foundation of the Netherlands.

There have been no recent significant availability problems or supply shortages with respect to raw materials.

For additional information regarding sources and availability of raw materials, refer to the discussion of such matters in Item 1A of this Annual Report on Form 10-K under the caption entitled “Risks Related to Baxalta’s Business — If Baxalta is unable to obtain sufficient components or raw materials on a timely basis or if it experiences other manufacturing or supply difficulties, its business may be adversely affected.”

Competition and Healthcare Cost Containment

Baxalta enjoys leading positions based on a number of competitive advantages. The Baxalta business benefits from continued innovation in its products and therapies, consistency of its supply of products, strong customer relationships and the technological advantages of its products.

Baxalta faces substantial competition from pharmaceutical, biotechnology and other companies of all sizes, in the United States and internationally, and such competitors continue to expand their manufacturing capacity and sales and marketing channels. Competition is primarily focused on cost-effectiveness, price, service, product effectiveness and quality, patient convenience and technological innovation. There has been increasing consolidation in the company’s customer base, which continues to result in pricing and market pressures.

The principal sources of competition for Baxalta’s principal products globally are as follows:

•	ADVATE: Xyntha®/ReFacto AF® (Pfizer and Swedish Orphan Biovitrum); Kogenate® (Bayer); Helixate® (CSL Behring); Eloctate® (Biogen Idec); NovoEight® (Novo Nordisk); and Nuwiq® (Octapharma).

•	FEIBA: NovoSeven®/NovoSeven RT® (Novo Nordisk); Coagil VII® (Pharmstandard); and Facteur VII-LFB® (LFB Group).

•

GAMMAGARD LIQUID: Privigen®/Hizentra®/Carimune NF® (CSL Behring); Flebogamma DIF®/Gamunex-C® (Grifols); Octagam®/Octagam 10®/Gammanorm® (Octapharma); Ig Vena®/Gammaked® (Kedrion); and Intratect 10%®/Intratect, Intraglobin F®/Bivigam® (Biotest).

Additionally, for each of the principal products listed above, there are additional competitive products or alternative therapy regimens available on a more limited geographic basis throughout the world.

In March 2010, the PPACA was enacted in the United States, and implemented a number of changes in how companies are compensated for providing healthcare products and services. The PPACA includes several provisions which impact the company’s businesses in the United States, including a tax on the sales of its pharmaceutical products to the government, increased Medicaid rebates and an expansion of the 340B Drug Pricing Program which provides certain qualified entities, such as hospitals serving disadvantaged populations, with discounts on the purchase of drugs for outpatient use and an excise tax on the sale of certain drugs and medical devices.

For additional information regarding competition and healthcare cost containment, refer to the discussion of such matters in Item 1A of this Annual Report on Form 10-K, including the following:

•	“Risks Related to Baxalta’s Business — Baxalta’s products face substantial competition in the product markets in which it operates.”

•

“Risks Related to Baxalta’s Business — If reimbursement or other payment for Baxalta’s current or future products is reduced or modified in the United States or abroad, including through the implementation of government-sponsored healthcare reform or other similar actions, cost containment measures, or changes to policies with respect to pricing, taxation or rebates, then Baxalta’s business could suffer.”

•	“Risks Related to Baxalta’s Business — Baxalta faces competition in the development of relationships with research, academic and governmental institutions.”

Employees

Baxalta employed approximately 17,000 persons as of December 31, 2015. Outside of the United States, some of Baxalta’s employees are represented by unions or works councils. Baxalta believes that it has good relations with its employees and their unions and works councils.

Environmental Matters

Environmental policies of the company require compliance with all applicable environmental regulations and contemplate, among other things, appropriate capital expenditures for environmental protection.

Divestitures and Discontinued Operations

In July 2014, the company entered into an agreement to sell its commercial vaccines business and committed to a plan to divest the remainder of its vaccines business, which included certain R&D programs. In December 2014, the company completed the sale of the commercial vaccines business and in August 2015, completed the divestiture of certain vaccines-related R&D programs. As a result of the divestitures, the operations and cash flows of the vaccines business have been eliminated from the ongoing operations of the company. In addition, the company will not have significant continuing involvement or cash flows from the operations associated with the vaccines business.

Available Information

Baxalta makes available free of charge on its website at www.baxalta.com its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. In addition, Baxalta’s Corporate Governance Guidelines, Code of Conduct, and the charters for the committees of Baxalta’s Board of Directors are available on Baxalta’s website at www.baxalta.com. All the foregoing materials will be made available to shareholders in print upon request by writing to: Corporate Secretary, Baxalta Incorporated, 1200 Lakeside Drive, Bannockburn, Illinois 60015. Information contained on Baxalta’s website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K.

You may read and copy any materials Baxalta files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy and information statements, and other information at www.sec.gov.

Item 1A. Risk	Factors.

You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating Baxalta and Baxalta’s common stock. Any of the following risks could materially and adversely affect Baxalta’s results of operations or financial condition. The risk factors generally have been separated into four groups: risks related to Baxalta’s business, risks related to the separation and distribution, risks related to Baxalta’s common stock and risks related to the proposed Merger with Shire.

Risks Related to Baxalta’s Business

If Baxalta is unable to successfully introduce new products, encounters negative developments with respect to its existing products or fails to keep pace with advances in technology, Baxalta’s business, financial condition and results of operations could be adversely affected.

Baxalta currently relies on the revenues generated from its principal products, including ADVATE, FEIBA and GAMMAGARD LIQUID. Although Baxalta has developed and continues to develop additional products for commercial introduction, the company may be substantially dependent on sales from these products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, constraints on product pricing or price increases, changes in reimbursement policies of third parties or adverse regulatory or legislative developments, may reduce Baxalta’s revenues and adversely affect the company’s results of operations.

Baxalta needs to successfully introduce new products to achieve its strategic business objectives. Product development requires substantial investment, and there is inherent risk in the research and development process. A successful product development process depends on many factors, including Baxalta’s ability to properly anticipate and satisfy customer needs, adapt to new technologies, obtain regulatory approvals on a timely basis, demonstrate satisfactory clinical results, manufacture products in an economical and timely manner and differentiate Baxalta’s products from those of its competitors. If Baxalta cannot successfully introduce new products or adapt to changing technologies, the company’s products may become obsolete and its revenue and profitability could suffer.

In November 2015, Baxalta received regulatory approval for ADYNOVATE in the United States. ADYNOVATE is an extended half-life recombinant factor VIII (rFVIII) treatment for hemophilia A based on ADVATE. While ADVATE is expected to continue to be an important revenue-driver for the company, ADYNOVATE is an alternative for patients preferring an extended half-life treatment, which allows for fewer doses and may be preferable in terms of convenience to some patients. If the company does not receive regulatory approvals for the commercialization of ADYNOVATE outside of the United States, or if the company is unable to successfully execute on its plans to commercialize ADYNOVATE, Baxalta’s future revenue growth and results of operations may be adversely affected to the extent that extended half-life and similar products otherwise adversely affect ADVATE results. Along with the risk that additional regulatory approvals may not be received, factors that may prevent the company from successfully meeting its plans for the launch and commercialization of ADYNOVATE include the availability of competitive products; any reputational damage that may result from adverse experiences or events that may occur with patients treated with ADYNOVATE; any successful challenge with respect to rights in the company’s exclusive ownership of the PEGylation technology utilized in ADYNOVATE; and other risks described in these “Risk Factors” related to the operation of the company’s business and the sales of products of the business.

Baxalta’s pipeline also includes additional extended half-life therapies for hemophilia A and other potential new treatments for hemophilia A and B (including gene therapy) and a recombinant treatment for patients with inhibitors, as well as treatments in other areas of unmet medical need (including oncology), each of which remains subject to additional clinical development risks in addition to the factors listed above. For a discussion of Baxalta’s R&D activities and product pipeline, refer to the discussion in Item 7 of this Annual Report on Form 10-K under the caption entitled “Executive Summary — Research and Development and External Innovation” and Item 1 of this Annual Report on Form 10-K under the caption entitled “Building a Diversified Biopharmaceutical Pipeline.”

Issues with product quality could have a material adverse effect upon Baxalta’s business, subject Baxalta to regulatory actions and cause a loss of customer confidence in Baxalta or its products.

Baxalta’s success depends upon the quality of its products. Quality management plays an essential role in meeting customer requirements, preventing defects, improving the company’s products and services and assuring the safety and efficacy of Baxalta’s products. Baxalta’s future success depends on its ability to maintain and continuously improve its quality management program. While Baxalta has one quality system deployed globally that covers the lifecycle of its products, quality and safety issues may occur with respect to any of these products at any stage. A quality or safety issue may result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution of products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, a loss of customer confidence in Baxalta or its current or future products, which may result in the loss of sales and difficulty in successfully launching new products. Additionally, Baxalta has made and continues to make significant investments in assets, including inventory and property, plant and equipment, which relate to potential new products or modifications to existing products. Product quality or safety issues may restrict the company from being able to realize the expected returns from these investments, potentially resulting in asset impairments in the future.

Unaffiliated third party suppliers provide a number of goods and services to Baxalta’s R&D, clinical and manufacturing organizations. Third party suppliers are required to comply with Baxalta’s quality standards. Failure of a third party supplier to provide compliant raw materials or supplies could result in delays, service interruptions or other quality related issues that may negatively impact Baxalta’s business results. In addition, some of the raw materials employed in Baxalta’s production processes are derived from human and animal origins, requiring robust controls to eliminate the potential for introduction of pathogenic agents or other contaminants.

Baxalta is subject to a number of existing laws and regulations, non-compliance with which could adversely affect Baxalta’s business, financial condition and results of operations, and Baxalta is susceptible to a changing regulatory environment.

As a biopharmaceutical company, Baxalta’s operations and products, and those of its customers, are regulated by numerous government agencies, both inside and outside the United States. The impact of this on Baxalta is direct to the extent the company is subject to these laws and regulations, and indirect in that in a number of situations, even though the company may not be directly regulated by specific biopharmaceutical laws and regulations, Baxalta’s products must be capable of being used by its customers in a manner that complies with those laws and regulations.

The manufacture, distribution, marketing and use of Baxalta’s products are subject to extensive regulation and scrutiny by the U.S. Food and Drug Administration (FDA) and other regulatory authorities globally. In particular, regulation of the development, manufacture, and sale of biologics (including biosimilars) may be more complex and require greater expenditures than the regulations applicable to other pharmaceutical products. Any new product must undergo lengthy and rigorous testing and other extensive, costly and time-consuming procedures mandated by FDA and foreign regulatory authorities. Changes to current products may be subject to vigorous review, including multiple regulatory submissions, and approvals are not certain. Baxalta’s facilities must be licensed prior to production and remain subject to inspection from time to time thereafter. Failure to comply with the requirements of FDA or other regulatory authorities, including a failed inspection or a failure in Baxalta’s adverse event reporting system, could result in adverse inspection reports, warning letters, product recalls or seizures, monetary sanctions, injunctions to halt the manufacture and distribution of products, civil or criminal sanctions, refusal of a government to grant approvals or licenses, restrictions on operations or withdrawal of existing approvals and licenses. Any of these actions could cause a loss of customer confidence in Baxalta and its products, which could adversely affect the company’s sales. The requirements of regulatory authorities, including interpretative guidance, are subject to change and compliance with additional or changing requirements or interpretative guidance may subject the company to further review, result in product launch delays or otherwise increase Baxalta’s costs. For information on current regulatory issues affecting Baxalta, refer to Item 1 of this Annual Report on Form 10-K under the caption entitled “Regulation.” In connection with these issues, there can be no assurance that additional costs or civil and criminal penalties will not be incurred, that additional regulatory actions with respect to the company will not occur, that the company will not face civil claims for damages from purchasers or users, that substantial additional charges or significant asset impairments may not be required, that sales of other products may not be adversely affected, or that additional regulation will not be introduced that may adversely affect the company’s operations and consolidated and combined financial statements.

The sales, marketing and pricing of products and relationships that biopharmaceutical companies have with healthcare providers are under increased scrutiny by federal, state and foreign government agencies. Compliance with the Anti-Kickback Statute, False Claims Act, Federal Food, Drug and Cosmetic Act (including the parts that relate to off-label promotion of products) and other healthcare related laws, as well as competition, data and patient privacy and export and import laws, is under increased focus by the agencies charged with overseeing such activities, including FDA, the Office of the Inspector General within the Department of Health and Human Services (OIG), the Department of Justice (DOJ) and the Federal Trade Commission. The DOJ and the U.S. Securities and Exchange Commission (SEC) have also increased their focus on the enforcement of the U.S. Foreign Corrupt Practices Act (FCPA), particularly as it relates to the conduct of biopharmaceutical companies. The FCPA and similar anti-bribery laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Healthcare professionals in many countries are employed by the government and consequently may be considered government officials. Foreign governments have also increased their scrutiny of biopharmaceutical companies’ sales and marketing activities and relationships with healthcare providers and competitive practices generally. The laws and standards governing the promotion, sale and reimbursement of Baxalta’s products and those governing Baxalta’s relationships with healthcare providers and governments, including the Sunshine Act enacted under the PPACA, can be complicated, are subject to frequent change and may be violated unknowingly. Baxalta has compliance programs in place, including policies, training and various forms of monitoring, designed to address these risks. Nonetheless, these programs and policies may not always protect the company from conduct by individual employees that violate these laws. Violations, or allegations of violations, of these laws may result in large civil and criminal penalties, debarment from participating in government programs, diversion of management time, attention and resources and may otherwise have a material adverse effect on Baxalta’s business, financial condition and results of operations. For more information related to Baxalta’s ethics and compliance programs, refer to the discussion in Item 1 of this Annual Report on Form 10-K under the caption entitled “Ethics and Compliance.” For more information related to Baxalta’s legal proceedings, see Note 16 in Item 8 of this Annual Report on Form 10-K.

The laws and regulations discussed above are broad in scope and subject to evolving interpretations, which could require Baxalta to incur substantial cost associated with compliance or to alter one or more of the company’s sales and marketing practices and may subject the company to enforcement actions which could adversely affect Baxalta’s business, financial condition and results of operations.

Baxalta’s products face substantial competition in the product markets in which it operates.

Baxalta faces substantial competition throughout its business from international and domestic biopharmaceutical companies of all sizes. Competition is primarily focused on cost-effectiveness, price, service, product effectiveness and quality, patient convenience, and technological innovation.

Competition may increase further as existing competitors enhance their offerings or additional companies enter Baxalta’s markets or modify their existing products to compete directly with Baxalta’s products. If Baxalta’s competitors respond more quickly to new or emerging technologies and changes in customer requirements, the company’s products may be rendered obsolete or non-competitive. If Baxalta’s competitors develop more effective or affordable products, or achieve earlier patent protection or product commercialization than the company does, its operations will likely be negatively affected. If Baxalta is forced to reduce its prices due to increased competition, Baxalta’s business could become less profitable. The company’s sales could be adversely affected if any of its contracts with customers (including with hospitals, treatment centers and other health care providers, distributors, group purchasing organizations and integrated delivery networks) are terminated due to increased competition or otherwise.

If Baxalta’s business development activities are unsuccessful, Baxalta’s business could suffer and Baxalta’s financial performance could be adversely affected.

As part of Baxalta’s long-term strategy, Baxalta is engaged in business development activities including evaluating and consummating acquisitions, joint research and development opportunities, technology licensing arrangements and other opportunities. These activities may result in substantial investment of the company’s resources. Baxalta’s success developing products or expanding into new markets from such activities will depend on a number of factors, including Baxalta’s ability to find suitable opportunities for acquisition, investment or alliance; whether Baxalta is able to complete an acquisition, investment or alliance on terms that are satisfactory to the company; the strength of the other company’s underlying technology, products and ability to execute its business strategies; any intellectual property and litigation related to these products or technology; and Baxalta’s ability to successfully integrate the acquired company, business, product, technology or research into Baxalta’s existing operations, including the ability to adequately fund acquired in-process research and development projects and to maintain adequate controls over the combined operations. Certain of these activities are subject to antitrust and competition laws, which laws could impact Baxalta’s ability to pursue strategic transactions and could result in mandated divestitures in the context of proposed acquisitions. If Baxalta is unsuccessful in its business development activities, the company may be unable to meet its financial targets and Baxalta’s financial performance could be adversely affected.

For more information on recent business development activities, refer to the discussion in Item 7 of this Annual Report on Form 10-K under the caption entitled “Executive Summary — Research and Development and

External Innovation” and Item 1 of this Annual Report on Form 10-K under the captions entitled “Research and Development Activities” and “Collaborations.”

Baxalta’s growth strategy depends upon its ability to expand its product portfolio through external collaborations, which, if unsuccessful, may adversely affect the development and sale of its products.

Baxalta intends to continue to explore opportunities to enter into collaboration agreements and external alliances with other parties, focusing on hematology, oncology and immunology. These third party collaborators may include other biopharmaceutical companies, academic and research institutions, governments and government agencies and other public and private research organizations.

These third party collaborators are often directly responsible for clinical development under these types of arrangements, and Baxalta does not have the same level of decision-making capabilities for the prioritization and management of development-related activities as it does for its internal research and development activities. Failures by these partners to meet their contractual, regulatory, or other obligations to Baxalta, or any disruption in the relationships between Baxalta and these partners, could have a material adverse effect on Baxalta’s pipeline and business. In addition, Baxalta’s collaborative relationships for research and development extend for many years and may give rise to disputes regarding the relative rights, obligations and revenues of Baxalta and its partners, including the ownership of intellectual property and associated rights and obligations. These could result in the loss of intellectual property rights or other intellectual property protections, delay the development and sale of potential pharmaceutical products, and lead to lengthy and expensive litigation or arbitration.

Long-term public-private partnerships with governments and government agencies, including in certain emerging markets, may include technology transfers to support local manufacturing capacity and technical expertise. Baxalta cannot predict whether these types of transfers and arrangements will become more common in the future. These types of technology transfers and similar arrangements could have a material adverse effect on the company’s results of operations as a result of lost exclusivity with respect to certain manufacturing and technical capabilities, particularly if this model becomes widely used. Public-private partnerships are also subject to risks of doing business with governments and government agencies, including risks related to sovereign immunity, shifts in the political environment, changing economic and legal conditions and social dynamics.

For more information on Baxalta’s current pipeline, refer to Item 1 of this Annual Report on Form 10-K under the caption entitled “Building a Diversified Biopharmaceutical Pipeline.”

If reimbursement or other payment for Baxalta’s current or future products is reduced or modified in the United States or abroad, including through the implementation of government-sponsored healthcare reform or other similar actions, cost containment measures, or changes to policies with respect to pricing, taxation or rebates, then Baxalta’s business could suffer.

Sales of Baxalta’s products depend, in part, on the extent to which the costs of its products are paid by both public and private payors. These payors include Medicare, Medicaid, and private health care insurers in the United States and foreign governments and third-party payors outside the United States. Public and private payors are increasingly challenging the prices charged for pharmaceutical products and services. Baxalta may continue to experience continued downward pricing pressures from any or all of these payors which could result in a material adverse effect on its business, financial condition and operational results.

Global efforts toward healthcare cost containment continue to exert pressure on product pricing. Governments around the world use various mechanisms to control healthcare expenditures such as price controls, the formation of public contracting authorities, product formularies (lists of recommended or approved products), and competitive tenders which require the submission of a bid to sell products. Sales of Baxalta’s products are dependent, in part, on the availability of reimbursement by government agencies and healthcare programs, as well as insurance companies and other private payors. In much of Europe, Latin America, Asia and Australia, for example, the government provides healthcare at low cost to patients, and controls its expenditures by purchasing products through public tenders, collective purchasing, regulating prices, setting reference prices in public tenders or limiting reimbursement or patient access to certain products. Additionally, austerity measures or other reforms by foreign governments may limit, reduce or eliminate payments for Baxalta’s products and adversely affect both pricing flexibility and demand for its products.

For example, in the United States the PPACA, which was signed into law in March 2010, includes several provisions that impact Baxalta’s businesses in the United States, including increased Medicaid rebates and an expansion of the 340B Drug Pricing Program, which provides certain qualified entities, such as hospitals serving disadvantaged populations, with discounts on the purchase of drugs for outpatient use and an excise tax on the sale of certain drugs. Baxalta may also experience downward pricing pressure as the PPACA reduces Medicare and Medicaid payments to hospitals and other providers. While it is intended to expand health insurance coverage and increase access to medical care generally, the long-term impact of the PPACA on Baxalta’s business and the demand for the company’s products is uncertain.

As a result of these and other measures, including future measures or reforms that cannot be predicted, reimbursement may not be available or sufficient to allow Baxalta to sell its products on a competitive basis. Legislation and regulations affecting reimbursement for Baxalta’s products may change at any time and in ways that may be adverse to Baxalta. Baxalta cannot predict the impact of these pressures and initiatives, or any negative effects of any additional regulations that may affect the company’s business.

The nature of producing plasma-based therapies may prevent Baxalta from timely responding to market forces and effectively managing its production capacity.

The production of plasma-based therapies is a lengthy and complex process, and Baxalta sources its plasma both externally and internally through BioLife Plasma Services L.P. (BioLife), its wholly owned subsidiary. Efforts to increase the collection of plasma or the production of plasma-based therapies may include the construction and regulatory approval of additional plasma collection facilities and plasma fractionation facilities. Baxalta is in the process of building a state-of-the-art manufacturing facility near Covington, Georgia to support growth of its plasma-based treatments, with commercial production scheduled to begin in 2018. The development of such facilities involves a lengthy regulatory process and is highly capital intensive. In addition, access to and transport and use of plasma may be subject to restrictions by governmental agencies both inside and outside the United States. As a result, Baxalta’s ability to match its collection and production of plasma-based therapies to market demand is imprecise and may result in a failure to meet market demand for its plasma-based therapies or, alternatively, an oversupply of inventory. Failure to meet market demand for Baxalta’s plasma-based therapies may result in customers transitioning to available competitive products resulting in a loss of market share or customer confidence. In the event of an oversupply, Baxalta may be forced to lower the prices it charges for some of its plasma-based therapies, close collection and processing facilities, record asset impairment charges or take other action which may adversely affect Baxalta’s business, financial condition and results of operations.

If Baxalta is unable to obtain sufficient components or raw materials on a timely basis or if it experiences other manufacturing or supply difficulties, its business may be adversely affected.

The manufacture of Baxalta’s products requires the timely delivery of sufficient amounts of quality materials. Baxalta manufactures its products in more than ten manufacturing facilities around the world. Baxalta acquires its materials from many suppliers in various countries and works closely with its suppliers to ensure the continuity of supply, but cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify its sources of components and materials, in certain instances Baxalta acquires components and materials from a sole supplier. For most of its components and materials for which a sole supplier is used, Baxalta believes that alternative sources of supply exist and has made a strategic determination to use a sole supplier. In very limited instances, however, including with respect to a single material used in ADVATE, ADYNOVATE and HYQVIA, Baxalta relies on sole supplier relationships for which no alternatives have currently been identified. Although Baxalta does carry strategic inventory and maintains insurance to mitigate the potential risk related to any related supply disruption, there can be no assurance that such measures will be effective. Due to the regulatory environment in which it operates, Baxalta may be unable to quickly establish additional or replacement sources for some materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could adversely affect Baxalta’s ability to manufacture its products in a timely or cost-effective manner or to make product sales.

Many of Baxalta’s products are difficult to manufacture. This is due to the complex nature of manufacturing pharmaceuticals, particularly biologics, as well as the strict regulatory regimes governing the company’s manufacturing operations. Variations in the manufacturing process may result in production failures which could lead to launch delays, product shortages, unanticipated costs, lost revenues and damage to the company’s reputation. A failure to identify and address manufacturing problems prior to the release of products to the company’s customers may also result in quality or safety issues, which could result in significant recalls, remediations or other costs.

Several of Baxalta’s products are manufactured at a single manufacturing facility or stored at a single storage site. Loss or damage to a manufacturing facility or storage site due to a natural disaster or otherwise could adversely affect the company’s ability to manufacture sufficient quantities of key products or otherwise deliver products to meet customer demand or contractual requirements which may result in a loss of revenue and other adverse business consequences. Because of the time required to obtain regulatory approval and licensing of a manufacturing facility, a third party manufacturer may not be available on a timely basis to replace production capacity in the event the company loses manufacturing capacity or products are otherwise not available due to natural disaster, regulatory action or otherwise.

If Baxalta is unable to protect its patents or other proprietary rights, or if Baxalta infringes the patents or other proprietary rights of others, its competitiveness and business prospects may be materially damaged.

Patent and other proprietary rights are essential to Baxalta’s business. Baxalta’s success depends to a significant degree on its ability to obtain and enforce patents and licenses to patent rights, both in the United States and in other countries. Baxalta cannot guarantee that pending patent applications will result in issued patents, that patents issued or licensed will not be challenged or circumvented by competitors, that the patents and other intellectual property rights of Baxalta and its business partners will not be found to be invalid or that the intellectual property rights of others will not prevent the company from selling its products or from executing on its strategies.

The patent position of a biopharmaceutical company is often uncertain and involves complex legal and factual questions. Significant litigation concerning patents and products is pervasive in Baxalta’s industry. Patent claims include challenges to the coverage and validity of Baxalta’s patents on products or processes as well as allegations that Baxalta’s products infringe patents held by competitors or other third parties. A loss in any of these types of cases could result in a loss of patent protection or the ability to market products, which could lead to a significant loss of sales, or otherwise materially affect future results of operations. Baxalta also relies on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen Baxalta’s competitive positions. Third parties may know, discover or independently develop equivalent proprietary information or techniques, or they may gain access to Baxalta’s trade secrets or disclose Baxalta’s trade secrets to the public.

Although Baxalta employees, consultants, parties to collaboration agreements and other business partners are generally subject to confidentiality or similar agreements to protect the company’s confidential and proprietary information, these agreements may be breached, and the company may not have adequate remedies for any breach. In addition, Baxalta’s trade secrets may otherwise become known or be independently discovered by competitors. To the extent that Baxalta’s employees, consultants, parties to collaboration agreements and other business partners use intellectual property owned by others in their work for the company, disputes may arise as to the rights in related or resulting know-how and inventions.

Furthermore, Baxalta’s intellectual property, other proprietary technology and other sensitive company data is potentially vulnerable to loss, damage or misappropriation from system malfunction, computer viruses, unauthorized access to data or misappropriation or misuse thereof by those with permitted access and other events. While the company has invested to protect its intellectual property and other data, and continues to work diligently in this area, there can be no assurance that its precautionary measures will prevent breakdowns, breaches, cyber incidents or other events. Such events could have a material adverse effect on the company’s reputation, business, financial condition or results of operations.

Misappropriation or other loss of Baxalta’s intellectual property from any of the foregoing could have a material adverse effect on the company’s competitive position and may cause it to incur substantial litigation costs.

Baxalta faces competition in the development of relationships with research, academic and governmental institutions.

Baxalta faces competition for marketing, distribution and collaborative development agreements, for establishing relationships with academic and research institutions, and for licenses to intellectual property. In addition, academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to Baxalta’s products. These companies and institutions compete with Baxalta in recruiting and retaining qualified scientific and management personnel as well as in acquiring technologies complementary to Baxalta’s programs. If Baxalta is unable to successfully compete with these companies and institutions, its business may suffer.

Baxalta is subject to risks associated with doing business globally.

Baxalta’s operations are subject to risks inherent in conducting business globally and under the laws, regulations and customs of various jurisdictions and geographies. These risks include changes in exchange controls and other governmental actions, loss of business in government and public tenders that are held annually in many cases, increasingly complex labor environments, availability of raw materials, changes in taxation, export control restrictions, changes in or violations of U.S. or local laws (including the FCPA and the United Kingdom Bribery Act), dependence on a few government entities as customers, pricing restrictions, economic and political instability (including instability as it relates to the Euro and currencies in certain emerging market countries), disputes between countries, diminished or insufficient protection of intellectual property, and disruption or destruction of operations in a significant geographic region regardless of cause, including war, terrorism, riot, civil insurrection, shifts in the political environment or social unrest. Failure to comply with, or material changes to, the laws and regulations that affect Baxalta’s global operations could have a material adverse effect on Baxalta’s business, financial condition or results of operations.

Changes in foreign currency exchange rates and interest rates could have a material adverse effect on Baxalta’s operating results and liquidity.

Baxalta generates a substantial portion of its revenue (approximately 45% of its total revenue in 2015) outside the United States. As a result, Baxalta’s financial results may be adversely affected by fluctuations in foreign currency exchange rates. Baxalta cannot predict with any certainty changes in foreign currency exchange rates or the ability of the company to mitigate these risks. Baxalta may experience additional volatility as a result of inflationary pressures and other macroeconomic factors in certain emerging market countries. Baxalta is also exposed to changes in interest rates, and the company’s ability to access the money markets and capital markets could be impeded if adverse liquidity market conditions occur. For discussion of the financial impact of foreign exchange rate and interest rate fluctuations, and the ways and extent to which Baxalta attempts to mitigate such impact, refer to Item 7A of this Annual Report on Form 10-K under the caption entitled “Quantitative and Qualitative Disclosures about Market Risk.”

Changes in tax laws or exposure to additional income tax liabilities may have a negative impact on Baxalta’s operating results.

Tax policy reform continues to be a topic of discussion in the United States. A significant change to the tax system in the United States, including changes to the taxation of international income, could have a material adverse effect upon Baxalta’s results of operations. Because Baxalta operates in multiple income tax jurisdictions both inside and outside the United States, it is subject to tax audits in various jurisdictions. Tax authorities may disagree with certain positions the company has taken and assess additional taxes and related penalties. The company regularly assesses the likely outcomes of these audits in order to determine the appropriateness of its tax provision. However, the company may not accurately predict the outcome of these audits, and as a result the actual outcome of these audits may have a material adverse impact on the company’s financial results. For more information on the company’s income taxes, refer to Note 14 in Item 8 of this Annual Report on Form 10-K.

Baxalta is increasingly dependent on information technology systems, and the company’s systems and infrastructure face certain risks, including from cyber security breaches and data leakage.

Baxalta relies upon its technology systems and infrastructure. Baxalta’s technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events. Likewise, data privacy breaches by employees and others with both permitted and unauthorized access to Baxalta’s systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public, or may be permanently lost. The increasing use and evolution of technology, including cloud-based computing, creates additional opportunities for the unintentional dissemination of information or intentional destruction of confidential information stored in the company’s systems or in non-encrypted portable media or storage devices. The company could also experience a business interruption, information theft of confidential information, or reputational damage from industrial espionage attacks, malware or other cyber incidents, which may compromise the company’s system infrastructure or lead to data leakage, either internally or at the company’s third-party providers or other business partners. While Baxalta has invested heavily in the protection of data and information technology and in related training, there can be no assurance that these efforts will prevent significant breakdowns, data leakages, breaches in the company’s systems or other cyber incidents that could have a material adverse effect upon the reputation, business, operations or financial condition of the company. In addition, significant implementation issues may arise as Baxalta seeks to consolidate and outsource certain computer operations and application support activities.

If Baxalta fails to attract and retain key employees Baxalta’s business may suffer.

Baxalta’s ability to compete effectively depends on its ability to attract and retain key employees, including people in senior management, research and sales and marketing. Competition for top talent in the biopharmaceuticals business can be intense. Baxalta’s ability to recruit and retain such talent will depend on a number of factors, including hiring practices of Baxalta’s competitors, compensation and benefits, work location, work environment and industry economic conditions. The announcement of the Merger may also adversely affect Baxalta’s ability to attract and retain employees. If Baxalta cannot effectively hire and retain qualified employees, its business could suffer.

Baxalta is subject to pending lawsuits.

Baxalta is a defendant in certain pending lawsuits and may be named as a defendant in future patent, product liability or other lawsuits, including lawsuits that may relate to its business prior to the separation. These current and future matters may result in a loss of patent protection, reduced revenue, significant liabilities and diversion of Baxalta’s management’s time, attention and resources. Given the uncertain nature of litigation generally, Baxalta is not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome in these current matters. In view of these uncertainties, the outcome of these matters may result in charges in excess of any established reserves. Protracted litigation, including any adverse outcomes, may have a material adverse impact on the business, operations or financial condition of the company. Even claims without merit could subject Baxalta to adverse publicity and require Baxalta to incur significant legal fees. For more information regarding legal proceedings involving Baxalta, refer to Note 16 in Item 8 of this Annual Report on Form 10-K.

Current or worsening economic conditions may adversely affect Baxalta’s business and financial condition.

Baxalta’s ability to generate cash flows from operations could be affected if there is a material decline in the demand for the company’s products, in the solvency of its customers or suppliers, or deterioration in the company’s key financial ratios or credit ratings. Current or worsening economic conditions may adversely affect the ability of Baxalta’s customers (including governments) to pay for its products and services, and the amount spent on healthcare generally. This could result in a decrease in the demand for Baxalta’s products and services, declining cash flows, longer sales cycles, slower adoption of new technologies and increased price competition. These conditions may also adversely affect certain of Baxalta’s suppliers, which could cause a disruption in Baxalta’s ability to produce its products. In addition, global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. In particular, Baxalta has significant accounts receivable related to its Hemobrás partnership in Brazil ($207 million at December 31, 2015). These conditions may also impact the stability of the Euro or other currencies in which Baxalta does business.

Although biosimilars represent a developing opportunity for Baxalta, the market has an uncertain regulatory framework, and Baxalta and its partners may not be able to successfully develop and introduce biosimilar products.

Baxalta is actively working to develop and commercialize biosimilar products, including with its partners. Significant uncertainty remains concerning both the regulatory pathway in the United States and in other countries to obtain approval of biosimilar products and the commercial pathway to successfully market and sell such products. The BPCIA authorizes FDA to approve biosimilars through a more abbreviated pathway as compared to new biologics. Although in March 2015 FDA approved the first biosimilar drug in the United States, and recently approved a second biosimilar drug the approval pathway for biosimilar applications remains relatively untested and is subject to ongoing guidance from FDA. Delays and uncertainties in these approval pathways may result in delays or difficulties in the approval of Baxalta’s biosimilar products by regulatory authorities, subject Baxalta to unanticipated development costs or otherwise reduce the value of the investments Baxalta has made in biosimilars. Any such delays, difficulties or unanticipated costs could impact the profitability of the company’s biosimilars products.

Even if Baxalta and its partners are able to obtain approvals from FDA or other relevant regulatory authorities, the company’s biosimilar products and partnerships may not be commercially successful and may not generate profits in amounts that are sufficient to offset the amount invested to develop such biosimilars and obtain such approvals. Biosimilar products could be subject to extensive patent clearances and patent infringement litigation, which could delay or prevent the commercial launch of a product for many years. Market success of biosimilar products will depend on demonstrating to patients, physicians and payors (such as insurance companies) that such products are safe and effective compared to other existing products and offer a more competitive price or other benefit over existing therapies. If Baxalta’s competitors develop biosimilar products more quickly or more efficiently than Baxalta does, Baxalta may not be able to effectively execute on its biosimilar strategy. Depending on the outcome of these risks, Baxalta’s sales of biosimilar products and related profitability may not meet the company’s expectations, and the company’s results of operations or financial condition could be adversely affected.

For more information on biosimilars, refer to the discussion in Item 1 of this Annual Report on Form 10-K under the captions entitled “Intellectual Property” and “Regulation.”

Risks Related to the Separation and Distribution

Baxalta has only operated as an independent company since July 1, 2015, and Baxalta’s historical financial information is not necessarily representative of the results that it would have achieved as a separate, publicly traded company and may not be a reliable indicator of its future results.

The historical information about Baxalta prior to July 1, 2015 included in this Annual Report on Form 10-K refers to Baxalta’s business as operated by and integrated with Baxter. Baxalta’s historical financial information for such periods was derived from the consolidated financial statements and accounting records of Baxter. Accordingly, such historical financial information does not necessarily reflect the financial condition, results of operations or cash flows that Baxalta would have achieved as a separate, publicly traded company during the periods presented or those that Baxalta will achieve in the future primarily as a result of the following factors:

•

Prior to the separation, Baxalta’s business was operated by Baxter as part of its broader corporate organization, rather than as an independent company. Baxter or one of its affiliates performed various corporate functions for Baxalta, such as tax, treasury, finance, audit, risk management, legal, information technology, human resources, stockholder relations, compliance, shared services, insurance, employee benefits and compensation. Following the separation, Baxter has continued to provide some of these functions to Baxalta, as described in Item 13 of this Annual Report on Form 10-K. Baxalta’s historical financial results reflect allocations of corporate expenses from Baxter for such functions. These allocations may not be indicative of the actual expenses Baxalta would have incurred had it operated as an independent, publicly traded company in the periods presented. Baxalta will make significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure, and personnel to which Baxalta no longer has access as a result of the separation. These initiatives to develop Baxalta’s independent ability to operate without access to Baxter’s existing operational and administrative infrastructure will be costly to implement. Baxalta may not be able to operate its business efficiently or at comparable costs, and its profitability may decline.

•

Prior to the separation, Baxalta’s business was integrated with the other businesses of Baxter. Baxalta was able to utilize Baxter’s size and purchasing power in procuring various goods and services and shared economies of scope and scale in costs, employees, vendor relationships and customer relationships. Although Baxalta has entered into transition agreements with Baxter, these arrangements may not fully capture the benefits Baxalta enjoyed as a result of being integrated with Baxter and may result in Baxalta paying higher charges than in the past for these services. As a separate, independent company, Baxalta may be unable to obtain goods and services at the prices and terms obtained prior to the separation, which could decrease Baxalta’s overall profitability. As a separate, independent company, Baxalta may also not be as successful in negotiating favorable tax treatments and credits with governmental entities. This could have a material adverse effect on Baxalta’s results of operations and financial condition for periods following the separation.

•

Generally, prior to the separation, Baxalta’s working capital requirements and capital for its general corporate purposes, including acquisitions, R&D and capital expenditures, were satisfied as part of the corporate-wide cash management policies of Baxter. Following the separation, Baxalta may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•	After the separation, the cost of capital for Baxalta’s business may be higher than Baxter’s cost of capital prior to the distribution.

•

Baxalta’s historical financial information does not reflect its obligations to purchase from Baxter certain operations and assets, and assume the corresponding liabilities, of Baxalta’s business after the separation date.

Other significant changes may occur in Baxalta’s cost structure, management, financing and business operations as a result of operating as a company separate from Baxter. For additional information about the past financial performance of Baxalta’s business and the basis of presentation of the historical consolidated and combined financial statements of Baxalta’s business, refer to the discussion in Item 7, Item 8 and the Notes in Item 8 of this Annual Report on Form 10-K.

As Baxalta builds its information technology infrastructure and transitions its data to its own systems, Baxalta could incur substantial additional costs and experience temporary business interruptions.

Since the separation, Baxalta has begun installing and implementing information technology infrastructure to support its critical business functions, including accounting and reporting, manufacturing process control, quality and compliance systems, customer service, inventory control and distribution. Baxalta may incur temporary interruptions in business operations if it cannot transition effectively from Baxter’s existing transactional and operational systems, data centers and the transition services that support these functions as Baxalta replaces these systems. Baxalta may not be successful in implementing its new systems and transitioning its data, and it may incur substantially higher costs for implementation than currently anticipated. Baxalta’s failure to avoid operational interruptions as it implements the new systems and replaces Baxter’s information technology services, or its failure to implement the new systems and replace Baxter’s services successfully, could disrupt its business and have a material adverse effect on its profitability. In addition, if Baxalta is unable to replicate or transition certain systems, its ability to comply with regulatory requirements could be impaired.

Baxter may not satisfy its obligations under various transaction agreements that have been executed as part of the separation or Baxalta may not have necessary systems and services in place when certain of the transition agreements expire.

In connection with the separation, Baxalta and Baxter entered into a separation and distribution agreement and entered into various other agreements, including a transition services agreement, a tax matters agreement, a long term services agreement, a manufacturing and supply agreement, an employee matters agreement, a trademark license agreement, a Galaxy license agreement, an international commercial operations agreement, a shareholder’s and registration rights agreement with respect to Baxter’s continuing ownership of Baxalta common stock and certain other commercial agreements. These agreements are discussed in greater detail in Item 13 of this Annual Report on Form 10-K. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the separation. Baxalta will rely on Baxter to satisfy its performance and payment obligations under these agreements. If Baxter is unable to satisfy its obligations under these agreements, including its indemnification obligations, Baxalta could incur operational difficulties or losses.

If Baxalta does not have its own systems and services in place, or if Baxalta does not have agreements with other providers of these services when the transition agreements terminate, Baxalta may not be able to operate its business effectively and its profitability may decline. Baxalta is in the process of creating its own, or engaging third parties to provide, systems and services to replace many of the systems and services Baxter currently provides to it. Baxalta may not be successful in effectively or efficiently implementing these systems and services or in transitioning data from Baxter’s systems to Baxalta’s, which could disrupt Baxalta’s business and have a material adverse effect on its profitability. These systems and services may also be more expensive or less efficient than the systems and services Baxter is providing and is expected to provide during the transition period.

Potential indemnification liabilities to Baxter pursuant to the separation and distribution agreement could materially adversely affect Baxalta.

The separation and distribution agreement with Baxter provides for, among other things, provisions governing the relationship between Baxter and Baxalta with respect to and resulting from the separation. For a description of the separation and distribution agreement, refer to the discussion in Item 13 of this Annual Report on Form 10-K under the caption entitled “Agreements with Baxter — The Separation and Distribution Agreement,” which includes additional details regarding the scope of Baxalta’s indemnification obligations. Among other things, the separation and distribution agreement provides for indemnification obligations designed to make Baxalta financially responsible for many liabilities that may exist relating to its business activities, whether incurred prior to or after the separation pursuant to the separation and distribution agreement, including any pending or future litigation. These indemnification liabilities are intended to ensure that, as between Baxter and Baxalta, Baxalta is responsible for all liabilities assumed by it in connection with the separation, and that any liability incurred by Baxter (including directors, officers, employees and agents) related to Baxalta’s failure to satisfy such obligations or otherwise in respect of Baxalta’s operation of its business or any breach by Baxalta of the separation and distribution agreement or any ancillary agreement is paid by Baxalta, provided that such indemnification obligations shall not extend to individuals who were or become directors, officers, employees or agents of Baxalta if such persons would not be eligible for indemnification under Baxter organizational documents for the underlying matter or if the Baxter directors’ and officers’ insurance policy would not cover such persons in connection with the applicable matter. Baxalta’s indemnification liabilities are subject to certain limitations under certain ancillary agreements that require Baxalta to act as a service provider for the benefit of Baxter (with Baxter having similar limitations with respect to corresponding services provided to Baxalta) following the separation, but its other indemnification obligations pursuant to the separation and distribution agreement and under other ancillary agreements are not generally subject to such limitations. If Baxalta is required to indemnify Baxter under the circumstances set forth in the separation and distribution agreement, Baxalta may be subject to substantial liabilities.

The spin-off and the Later Distributions (as defined below) could result in significant liability to Baxalta.

The spin-off and the Later Distributions (collectively, the Baxter Transactions) are intended to qualify for tax-free treatment to Baxter and its stockholders under Sections 355, 361, and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the Code). Completion of the spin-off was conditioned upon, among other things, the receipt of a private letter ruling from the IRS regarding certain issues relating to the tax-free treatment of the Baxter Transactions. Although the IRS private letter ruling is generally binding on the IRS, the continuing validity of such ruling is subject to the accuracy of factual representations and assumptions made in the ruling. Completion of the spin-off was also conditioned upon Baxter’s receipt of a tax opinion from KPMG LLP (KPMG) regarding certain aspects of the spin-off not covered by the IRS private letter ruling. The opinion was based upon various factual representations and assumptions, as well as certain undertakings made by Baxter and Baxalta. If any of the factual representations or assumptions in the IRS private letter ruling or tax opinion are untrue or incomplete in any material respect, an undertaking is not complied with, or the facts upon which the IRS private letter ruling or tax opinion are based are materially different from the actual facts relating to the Baxter Transactions, the opinion or IRS private letter ruling may not be valid. Moreover, opinions of a tax advisor are not binding on the IRS. As a result, the conclusions expressed in the opinion of a tax advisor could be successfully challenged by the IRS.

If the Baxter Transactions are determined to be taxable, Baxter and its stockholders could incur significant tax liabilities, and under the tax matters agreement and the letter agreement, Baxalta may be required to indemnify Baxter for any liabilities incurred by Baxter if the liabilities are caused by any action or inaction undertaken by Baxalta following the spin-off (including as a result of the Merger). For additional detail, refer to Item 13 of this Annual Report on Form 10-K under the caption entitled “Agreements with Baxter — Tax Matters Agreement,” and Item 1A of this Annual Report on Form 10-K under the caption entitled “Risk Related to the Proposed Merger with Shire — The Merger could result in significant liability to Baxalta and Shire if it causes the Baxter Transactions to be taxable,” and the immediately following risk factor.

In this Annual Report on Form 10-K, references to the “Later Distributions” refer to the following transactions that may be undertaken by Baxter: (i) any debt-for-equity exchange (and related underwritten offering) with respect to Baxalta shares, (ii) any offer to exchange Baxter shares for Baxalta shares, (iii) a contribution of Baxalta shares to Baxter’s U.S. pension fund, and/or (iv) a dividend of Baxalta shares to Baxter’s stockholders, in each case, that are undertaken prior to any Baxalta or Shire stockholder vote with respect to the Merger and that are intended to be part of a plan that includes the spin-off.

Baxalta may not be able to engage in certain corporate transactions after the separation.

In order to preserve the tax-free treatment of the Baxter Transactions to Baxter and its stockholders, the tax matters agreement generally restricts Baxalta from taking or failing to take any action that would cause the Baxter Transactions to become taxable. Under the tax matters agreement, for the two-year period following the separation, Baxalta is prohibited, except in certain circumstances, from:

•	entering into any transaction resulting in the acquisition of more than a certain percentage of its stock or substantially all of its assets, whether by merger or otherwise;

•	merging, consolidating, or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing its capital stock;

•	ceasing to actively conduct its business; and

•	taking or failing to take any action that prevents the Baxter Transactions or certain related transactions from being tax-free.

The tax matters agreement permits Baxalta to take any of the actions described above if Baxalta provides Baxter with an opinion of counsel or Baxter receives an IRS private letter ruling that, in each case, is reasonably satisfactory to Baxter to the effect that such action will not affect the tax-free status of the Baxter Transactions (or Baxter waives the requirement to obtain such an opinion or ruling). If Baxalta intends to take any such restricted action, Baxter will generally be required to cooperate and use reasonable best efforts with a reasonable request to obtain the tax opinion or IRS ruling as expeditiously as possible. The receipt of any such ruling or opinion in respect of an action Baxalta proposes to take will not relieve Baxalta of its obligation to indemnify Baxter if that action causes the Baxter Transactions to be taxable. These restrictions may limit Baxalta’s ability to pursue certain strategic transactions or other transactions that it may believe to be in the best interests of its stockholders or that might increase the value of its business. In addition, under the tax matters agreement, Baxalta is required to indemnify Baxter against any tax liabilities as a result of the acquisition of Baxalta’s stock or assets, even if Baxalta did not participate in or otherwise facilitate the acquisition.

In connection with the signing of the merger agreement, Baxter agreed in the letter agreement to waive the provisions under the tax matters agreement as they relate to the signing of the merger agreement and will waive such prohibitions in connection with the consummation of the Merger, provided that each of Shire’s and Baxter’s tax advisors furnish the tax opinions referenced in the letter agreement. Such waiver and opinions will not relieve Baxalta or Shire, following the Merger, of its obligation to indemnify Baxter if the Merger causes the Baxter Transactions or certain related transactions to be taxable. For additional detail, refer to the discussion in Item 13 of this Annual Report on Form 10-K under the caption entitled “Agreements with Baxter — Tax Matters Agreement” and Item 1A of this Annual Report on Form 10-K under the caption entitled “Risk Related to the Proposed Merger with Shire — The Merger could result in significant liability to Baxalta and Shire if it causes the Baxter Transactions to be taxable.”

Certain of Baxalta’s executive officers and directors may have actual or potential conflicts of interest because of their previous or continuing positions at Baxter.

Because of their current or former positions with Baxter, certain of Baxalta’s executive officers and directors own shares of Baxter common stock, options to purchase shares of Baxter common stock or other equity awards. Even though Baxalta’s Board of Directors consists of a majority of directors who are independent, and Baxalta’s executive officers who were employees of Baxter ceased to be employees of Baxter, some Baxalta executive officers and directors continue to have a financial interest in shares of Baxter common stock. In addition, three of Baxalta’s directors continue to serve on the Baxter Board of Directors. Continuing ownership of Baxter common stock and equity awards, or service as a director at both companies, could create, or appear to create, potential conflicts of interest if Baxalta and Baxter pursue the same corporate opportunities or face decisions that could have different implications for Baxalta and Baxter.

Baxalta may not achieve some or all of the expected benefits of the separation, and the separation may adversely affect Baxalta’s business.

Baxalta may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. The separation is expected to provide the following benefits, among others:

•	greater management focus on the distinct business of biopharmaceuticals;

•	the ability to commercialize new and existing product offerings more effectively on a global basis;

•	the ability to drive innovation and allocate necessary resources to areas presenting the highest growth potential; and

•	the flexibility to pursue aligned growth and investment strategies resulting in revenue acceleration, improved profitability and enhanced returns.

Baxalta may not achieve these and other anticipated benefits for a variety of reasons, including, among others:

•	following the separation, Baxalta may be more susceptible to market fluctuations and other adverse events than if it were still a part of Baxter;

•	following the separation, Baxalta’s business is less diversified than Baxter’s business prior to the separation; and

•	the other actions required to separate Baxter’s and Baxalta’s respective businesses could disrupt Baxalta’s operations.

If Baxalta fails to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, the business, financial condition, and results of operations of Baxalta could be adversely affected.

Baxalta may have received better terms from unaffiliated third parties than the terms it received in its agreements with Baxter.

The agreements Baxalta entered into with Baxter in connection with the separation, including a transition services agreement, a long term services agreement, a tax matters agreement, a manufacturing and supply agreement, an employee matters agreement, a trademark license agreement, a Galaxy license agreement, an international commercial operations agreement, a shareholder’s and registration rights agreement with respect to Baxter’s continuing ownership of Baxalta common stock and certain other commercial agreements, were prepared in the context of the separation while Baxalta was still a wholly owned subsidiary of Baxter. Accordingly, during the period in which the terms of those agreements were prepared, Baxalta did not have an independent board of directors or a management team that was independent of Baxter. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between Baxter and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party. For additional detail, refer to the discussion in Item 13 of this Annual Report on Form 10-K.

Baxalta has significant indebtedness which could restrict the company’s ability to pay dividends and have a negative impact on the company’s financing options and liquidity position.

Shortly before the separation, Baxalta incurred approximately $5 billion of indebtedness through the issuance of senior notes. Baxalta used the net proceeds to make a cash distribution of $4 billion to Baxter as partial consideration for the contribution of assets to Baxalta in connection with the separation, with the remaining net proceeds intended to be used for general corporate purposes, including to fund acquisitions. In addition, Baxalta also has a senior revolving credit facility with availability of up to $1.2 billion and a Euro-denominated senior revolving credit facility with availability of up to €200 million. The company may also incur additional indebtedness in the future, subject to restrictions set forth in the merger agreement. The company’s indebtedness may impose restrictions on Baxalta that could have material adverse consequences by:

•	limiting the company’s ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

•	limiting the company’s ability to refinance its indebtedness on terms acceptable to the company or at all;

•	imposing restrictive covenants on the company’s operations;

•

requiring the company to dedicate a significant portion of its cash flows from operations to paying the principal of and interest on its indebtedness, thereby reducing funds available for other corporate purposes; and

•	making the company more vulnerable to economic downturns and limiting its ability to withstand competitive pressures.

Challenges in the commercial and credit environment may adversely affect Baxalta’s future access to capital.

Baxalta’s ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for Baxalta’s products or in the solvency of its customers or suppliers or other significantly unfavorable changes in economic conditions. Volatility in the world financial markets could increase borrowing costs or affect Baxalta’s ability to access the capital markets. These conditions may adversely affect Baxalta’s ability to maintain investment grade credit ratings following the separation.

Risks Related to Baxalta’s Common Stock

Baxalta’s stock price may fluctuate significantly.

The market price of Baxalta’s common stock may fluctuate significantly due to a number of factors, some of which may be beyond Baxalta’s control, including:

•	actual or anticipated fluctuations in Baxalta’s operating results;

•	changes in earnings estimated by securities analysts or Baxalta’s ability to meet those estimates;

•	the operating and stock price performance of Shire;

•	the operating and stock price performance of comparable companies;

•	announcements or speculation regarding proposed business combinations involving Baxalta or comparable companies in our industry;

•	changes to the regulatory and legal environment under which Baxalta operates; and

•	domestic and worldwide economic conditions.

In addition, when the market price of a company’s common stock drops significantly, stockholders often institute securities class action lawsuits against the company. This type of lawsuit against Baxalta could cause it to incur substantial costs and could divert the time and attention of its management and other resources.

Future sales or distributions of Baxalta common stock may cause the market price for shares of Baxalta common stock to decline.

As a result of the separation, Baxter distributed approximately 544 million shares of Baxalta’s common stock to its stockholders, all of which are freely tradable without restriction or further registration under the U.S.

Securities Act of 1933, as amended (the Securities Act), unless the shares are owned by one of Baxalta’s “affiliates” (including Baxter), as that term is defined in Rule 405 under the Securities Act.

After completion of the distribution, Baxter retained approximately 19.5% of Baxalta’s total shares outstanding. In January 2016, Baxter exchanged a portion of its retained stake in Baxalta common stock for indebtedness of Baxter held by a third party. The shares of Baxalta common stock exchanged were then sold in a secondary public offering pursuant to a registration statement filed by Baxalta. Immediately following the transaction, Baxter held approximately 13.9% of Baxalta’s total shares outstanding. Baxter has advised that it intends to dispose of all of the shares of Baxalta common stock that it retained after the distribution. Such disposition could include one or more subsequent exchanges for debt or equity prior to any Shire or Baxalta stockholder vote with respect to the Merger and, in any event, within the 18-month period following the distribution, including as a result of exchanging shares of Baxalta common stock with a third party, or otherwise disposed of to satisfy Baxter’s outstanding obligations (including through one or more contributions to Baxter’s U.S. pension plan). If any shares of Baxalta common stock are not disposed of by Baxter either prior to the Merger or during such 18-month period, as the case may be, Baxter has advised Baxalta that it intends to otherwise dispose of such shares as soon as practicable thereafter, taking into account market conditions and its business judgment, including potentially through secondary offerings of Baxalta common stock, but in no event later than five years after the distribution. Baxter and Baxalta entered into a shareholder’s and registration rights agreement wherein Baxalta agreed, upon the request of Baxter, to use reasonable best efforts to effect a registration under applicable federal and state securities laws of any shares of Baxalta’s common stock retained by Baxter. Baxter exercised a portion of its demand registration rights pursuant to such agreement to cause Baxalta to register additional shares of our common stock. In connection with the Merger, Baxalta entered into a letter agreement with Baxter and Shire which addresses certain aspects of the shareholder’s and registration rights agreement. For more information, refer to the discussion in Item 13 of this Annual Report on Form 10-K under the captions entitled “Agreements with Baxter — Shareholder’s and Registration Rights Agreement” and “Agreements with Baxter — Letter Agreement.”

Dispositions of significant amounts of Baxalta’s common stock or the perception in the market that this will occur may result in the lowering of the market price of Baxalta’s common stock.

Baxalta cannot guarantee the timing, amount, or payment of any dividends on its common stock.

The Board of Directors of Baxalta has adopted a dividend policy with respect to the payment of dividends on Baxalta common stock. However, the timing, declaration, amount and payment of any future dividends to stockholders will be within the discretion of Baxalta’s Board of Directors. The Board’s decisions regarding the payment of dividends will depend on many factors, such as Baxalta’s financial condition, earnings, corporate strategy, capital requirements of its operating subsidiaries, debt service obligations, industry practice, legal requirements, regulatory constraints, ability to access capital markets and other factors that the Board deems relevant. For more information, refer to Item 5 of this Annual Report on Form 10-K under the caption entitled “Dividends.” Baxalta’s ability to pay any dividends will depend on its ongoing ability to generate cash from operations and access capital markets. Baxalta cannot guarantee that it will continue to pay dividends in the future. The merger agreement provides that Baxalta may not pay dividends on Baxalta common stock other than regular quarterly cash dividends not to exceed $0.07 per quarter.

The current percentage of ownership a stockholder has in Baxalta may be diluted in the future.

In the future, the percentage ownership of a given stockholder in Baxalta may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that Baxalta has granted and will grant to its directors, officers and employees. Baxalta’s and Baxter’s employees have stock options, stock-settled performance share units and stock-settled restricted stock units for Baxalta’s common stock as a result of an adjustment to their corresponding Baxter awards as described in Item 11 of this Annual Report on Form 10-K under the caption “Executive Compensation Discussion and Analysis — Elements of Compensation Awards — Equity-Based Incentive Awards.” Baxalta anticipates its compensation committee will grant additional performance share units, restricted stock, stock options or other stock-based awards to its employees. Such awards will have a dilutive effect on Baxalta’s earnings per share, which could adversely affect the market price of Baxalta’s common stock.

In addition, Baxalta’s amended and restated certificate of incorporation authorizes Baxalta to issue, without the approval of Baxalta’s stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over Baxalta’s common stock respecting dividends and distributions, as Baxalta’s Board of Directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of Baxalta’s common stock. For example, Baxalta could grant the holders of preferred stock the right to elect some number of Baxalta’s directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences Baxalta could assign to holders of preferred stock could affect the residual value of the common stock.

The merger agreement provides that Baxalta may not issue any capital stock except pursuant to its existing equity incentive plans. However, Shire may waive this restriction on issuances without prior notice and such restriction shall continue only so long as the merger agreement is in effect.

The public announcement of data from clinical studies or news of any developments related to Baxalta’s product pipeline may cause significant volatility in its stock price. If the development of any of Baxalta’s key pipeline products is delayed or discontinued, the company’s stock price could decline significantly.

As Baxalta evolves as a standalone company, it will be focusing efforts and resources in building a diversified pipeline of products in existing core disease areas and into new areas of unmet medical need, such as oncology. The company expects that investors may place heightened scrutiny on some of the company’s products in development when making investment decisions in Baxalta compared to historic Baxter. The announcement of data from clinical studies by the company or its collaborators or news of any developments related to the company’s key pipeline products may cause significant volatility in the company’s stock price. Furthermore, the announcement of any negative or unexpected data or the discontinuation of development of any of Baxalta’s key pipeline products, or any delay in anticipated timelines for filing for regulatory approval, could cause the company’s stock price to decline significantly. There can be no assurance that data from clinical studies will support a filing for regulatory approval or even if approved, that any of Baxalta’s key pipeline products will become commercially successful.

The Rights Agreement and certain provisions in Baxalta’s amended and restated certificate of incorporation and amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of Baxalta by a party other than Shire, which could decrease the trading price of Baxalta’s common stock.

On June 29, 2015, Baxalta’s Board of Directors declared a dividend distribution of one preferred stock purchase right (a Right) for each outstanding share of common stock. The terms of the Rights are set forth in the Rights Agreement dated as of June 30, 2015. The Rights have certain anti-takeover effects. The Rights may cause substantial dilution to a person or group that attempts to acquire Baxalta on terms not approved by Baxalta’s Board of Directors, except pursuant to an offer conditioned on a substantial number of Rights being acquired. In connection with the execution of the merger agreement, Baxalta amended certain provisions of the Rights Agreement as they relate to Shire and the proposed Merger.

Baxalta’s amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirors to negotiate with Baxalta’s Board of Directors rather than to attempt a hostile takeover.

In addition, because Baxalta has not chosen to be exempt from Section 203 of the Delaware General Corporation Law, this provision could also delay or prevent a change of control that stockholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15 percent of the corporation’s outstanding voting stock.

Baxalta believes these provisions will protect its stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirors to negotiate with Baxalta’s Board of Directors and by providing Baxalta’s Board of Directors with more time to assess any acquisition proposal. These provisions are not intended to make the company immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that Baxalta’s Board of Directors determines is not in the best interests of Baxalta and Baxalta’s stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Certain of the agreements that Baxalta entered into with Baxter require Baxter’s consent to any assignment by Baxalta of its rights and obligations under the agreements. The consent and termination rights set forth in these agreements might discourage, delay or prevent a change of control that stockholders may consider favorable. For more information on these agreements, refer to the discussion in Item 13 of this Annual Report on Form 10-K under the caption entitled “Agreements with Baxter.”

In addition, an acquisition or further issuance of Baxalta’s stock could trigger the application of Section 355(e) of the Code. Under the tax matters agreement, Baxalta is required to indemnify Baxter for the resulting taxes, and this indemnity obligation might discourage, delay or prevent a change of control that stockholders may consider favorable. For a description of such indemnification by Baxalta, refer to the discussion in Item 13 of this Annual Report on Form 10-K under the caption entitled “Agreements with Baxter — Tax Matters Agreement.”

Risks Related to the Proposed Merger with Shire

Failure to consummate the Merger could negatively impact the price of Baxalta common stock and our future business and financial results.

The consummation of the Merger may be delayed, the Merger may be consummated on terms different than those contemplated by the merger agreement, or the Merger may not be consummated at all. Failure to consummate the Merger would prevent Baxalta stockholders from realizing the anticipated benefits of the Merger. In addition, the consideration offered by Shire reflects a valuation of Baxalta significantly in excess of the price at which Baxalta’s common stock was trading prior to the public announcement of Shire’s interest in the potential combination. The current market price of Baxalta common stock may reflect a market assumption that the Merger will occur, and a failure to consummate the Merger could result in a significant decline in the market price of Baxalta common stock and a negative perception of Baxalta generally. Any delay in the consummation of the Merger or any uncertainty about the consummation of the Merger could also negatively impact the share price and future business and financial results of Baxalta.

The market price of the Shire Securities will fluctuate prior to the Merger, so Baxalta stockholders cannot be sure of the value of the Shire Securities they will receive if the Merger is consummated.

If the Merger is consummated, each outstanding share of Baxalta common stock will be exchanged for both (i) $18.00 in cash and (ii) 0.1482 of a Shire ADS (or, if the Baxalta stockholders elect accordingly and Shire so permits, 0.4446 of a Shire Ordinary Share in lieu of such fraction of a Shire ADS) (we refer to such Shire ADSs and Shire Ordinary Shares together as the Shire Securities) as further described in Item 1 of this Annual Report on Form 10-K under the caption entitled “The Proposed Merger.” Because the number of Shire Securities being offered as consideration is fixed, the market value of the Per Share Stock Consideration will be based on the value of Shire Securities at the time the consideration in the Merger is paid. If the market price of Shire Securities declines, Baxalta stockholders could receive less value for their shares of Baxalta common stock upon the consummation of the Merger than the implied value of such shares as of the date the Merger was announced, the date of the Baxalta stockholders’ meeting or as of the date of this Annual Report on Form 10-K. The market price of the Shire Securities may fluctuate due to a variety of factors that are beyond Baxalta’s control, including general market and economic conditions, changes in business prospects, catastrophic events, both natural and man-made, and regulatory considerations. In addition, the market price of the Shire Securities may significantly fluctuate during the period of time between the date of the merger agreement and the consummation of the Merger, as a result of uncertainty regarding the transactions contemplated by the merger agreement, market perception of the synergies and cost savings expected to be achieved related to the Merger, changes to the ongoing business of Baxalta or Shire, including any actions taken by Baxalta’s or Shire’s customers, suppliers, distributors, partners, employees, investors and governmental authorities as a result of the Merger announcement, or actions taken by Baxalta or Shire in connection with the Merger.

Shire and Baxalta must obtain governmental and regulatory approvals to consummate the Merger, which, if delayed or not granted, may delay or jeopardize the Merger.

The Merger is conditioned on the expiration or termination of the applicable waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, merger control approval under relevant merger control laws of the European Union and the consent of certain other merger control authorities and other governmental entities. The governmental and regulatory agencies from which Shire and Baxalta are seeking these approvals have broad discretion in administering the applicable governing regulations. As a condition to their approval of the transactions contemplated by the merger agreement, those agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the combined company’s business. The required approvals may not be obtained or the required conditions to the Merger may not be satisfied, or, even if the required approvals are obtained and the conditions to the consummation of the Merger are satisfied, the terms, conditions and timing of such approvals are uncertain.

The closing condition related to anti-trust approval in the United States was satisfied on February 29, 2016, when the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired without a request for additional information being issued.

Any delay in consummating the Merger could cause the combined company not to realize some or all of the synergies that Shire expects to achieve if the Merger is successfully consummated within the expected time frame.

The Merger remains subject to additional conditions, some of which Shire and Baxalta cannot control, which could result in the Merger not being consummated or being delayed, either of which could negatively impact the share price and future business and operating results of Baxalta.

The Merger is subject to the satisfaction or waiver of other conditions in addition to the approval of governmental authorities described above, including, but not limited to, the approval of the issuance of the Shire Securities by the stockholders of Shire; the adoption of the merger agreement by the stockholders of Baxalta; effectiveness of a registration statement on Form S-4 registering the Shire Securities to be issued to Baxalta stockholders in the Merger; the absence of any orders, injunctions or rulings that would have the effect of enjoining or preventing the consummation of the Merger; the approval of the UK Listing Authority (UKLA) of a prospectus relating to the Shire Securities and a circular convening the Shire stockholder meeting; approval from The Nasdaq Stock Market LLC to list the Shire ADS; approval of the UKLA and London Stock Exchange (LSE) to list the Shire Ordinary Shares; and receipt by each of Baxter and Shire of a tax opinion from its respective tax advisor, in each case, substantially in the same form and substance as the tax opinion delivered by such advisor in connection with the signing of the merger agreement such that a restriction under the tax matters agreement is waived. Certain conditions to the Merger may not be satisfied or, if they are, the timing of such satisfaction is uncertain. If any conditions to the Merger are not satisfied or, where waiver is permitted by applicable law, not waived, the Merger will not be consummated.

The Merger is not subject to a financing condition. While Shire has secured an $18 billion fully underwritten bank facility, of which $13 billion is available to finance the cash component of the Merger consideration, certain customary conditions precedent to funding must be satisfied in order for Shire to utilize its bank facility, and if such conditions are not satisfied or if Shire’s lenders do not satisfy their funding commitment, Shire may be unable to obtain the funds necessary to consummate the Merger.

If for any reason the Merger is not completed, or the closing of the Merger is significantly delayed, the Baxalta share price and business and results of operations of Baxalta may be adversely affected. In addition, failure to consummate the Merger would prevent Baxalta stockholders from realizing the anticipated benefits of the Merger. Baxalta has incurred, and expects to continue to incur, significant transaction fees, professional service fees, taxes and other costs related to the Merger. Further, if the merger agreement is terminated, under certain circumstances, Baxalta may be required to disburse to Shire a termination fee of $369 million and/or reimburse Shire’s expenses in an amount not to exceed $110 million, which expense reimbursement would be offset against any termination fee subsequently paid.

The directors and executive officers of Baxalta have interests in the Merger that may be different from, or in addition to, those of other Baxalta stockholders, which could have influenced their decisions to support or approve the Merger.

Baxalta stockholders should recognize that the directors and executive officers of Baxalta have interests in the merger that may be different from, or in addition to, their interests as stockholders of Baxalta generally. For Baxalta directors, these interests may include the accelerated vesting and payment for certain Baxalta stock-based incentive awards as a result of the merger. For Baxalta executive officers, these interests may include the potential acceleration of stock-based incentive awards as a result of the merger, as well as cash severance payments and benefits that may become payable in connection with the merger. Additionally, Baxalta has agreed to provide “gross-up” payments to individuals for excise taxes imposed by Section 4999 of the Code (by amending the severance agreements with its executive officers to provide for such payments). Baxalta’s directors and executive officers are also covered by certain indemnification and insurance arrangements. Wayne T. Hockmeyer, Ph.D., chairman of the Baxalta board, will be appointed Shire’s deputy chairman and two additional members of the Baxalta board, who will be jointly selected by the Chairman of the Baxalta board and Chairman of the Shire board following consultation with the Nomination Committee of the Shire board, will be appointed to the Shire board, effective upon the closing of the merger. Such interests and benefits could have influenced the decisions of Baxalta’s directors and executive officers to support or approve the merger.

The merger agreement contains provisions that restrict Baxalta’s ability to pursue alternatives to the Merger and, in specified circumstances, could require Baxalta to pay Shire a termination fee and/or expense reimbursement.

Under the merger agreement, Baxalta has agreed not to (1) take certain actions to solicit proposals relating to alternative business combination transactions or (2) subject to certain exceptions, including the receipt of a “company superior proposal” (as such term is defined in the merger agreement), enter into discussions or an agreement concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions. In certain circumstances, upon termination of the merger agreement, Baxalta would be required to disburse to Shire a termination fee of $369 million and/or reimburse Shire for its Merger-related expenses in an amount not to exceed $110 million, which reimbursement would be offset against any termination fee subsequently disbursed. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Baxalta from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that is more favorable to Baxalta or its stockholders than the Merger.

In specified circumstances, Shire could terminate the merger agreement to accept an alternative proposal.

Under the merger agreement, Shire may terminate the merger agreement to enter into a definitive agreement with respect to a “parent superior proposal” (as such term is defined in the merger agreement) prior to obtaining approval of the Merger from its stockholders. In such event, Shire would be obligated to pay Baxalta a termination fee equal to $369 million, but would have no further obligation or liabilities to Baxalta. Such termination would deny Baxalta and Baxalta’s stockholders any benefits from the Merger and could negatively impact Baxalta’s share price.

Uncertainties associated with the Merger may cause a loss of employees and may otherwise affect the future business and operations of Baxalta, Shire and the combined company.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Shire or Baxalta and, if the proposed combination with Shire is consummated, on the combined company following the Merger. These consequent uncertainties may impair Shire’s and Baxalta’s ability to retain and motivate key personnel and could also cause customers, suppliers, licensees, partners and others that deal with Shire or Baxalta to defer entering into contracts with, making other decisions concerning, or seeking to change existing business relationships with Shire or Baxalta. Because Baxalta and Shire depend on the experience and industry knowledge of their executives and other key personnel to execute their business plans, the combined company may be unable to meet its strategic objectives.

While the Merger is pending, Baxalta and Shire may not be able to hire qualified personnel to replace any key employees that may depart to the same extent that they have been able to in the past. In addition, if the Merger is not completed, Baxalta may also encounter challenges in hiring qualified personnel to replace key employees that may depart Baxalta subsequent to the Merger announcement.

Shire and Baxalta may not successfully integrate.

If the Merger is consummated, which will represent Shire’s largest transaction to date, achieving the anticipated benefits of the proposed combination of Shire and Baxalta will depend in part upon whether the two companies integrate their businesses in an effective and efficient manner. The companies may not be able to accomplish this integration process successfully. The integration of businesses is complex and time-consuming. The difficulties that could be encountered include the following:

•	integrating personnel, operations and systems, while maintaining focus on selling and promoting existing and newly acquired or produced products;

•	coordinating geographically dispersed organizations;

•	distraction of management and employees from operations;

•	changes or conflicts in corporate culture;

•	management’s inability to manage a substantial increase in the number of employees;

•

management’s inability to train and integrate personnel, who may have limited experience with the respective companies’ business lines and products, and to deliver a consistent message regarding diseases treated by the combined company;

•	retaining existing customers and attracting new customers;

•	retaining existing employees and attracting new employees;

•	maintaining business relationships; and

•	inefficiencies associated with the integration and management of the operations of the combined company.

In addition, there will be integration costs and non-recurring transaction costs (such as fees paid to legal, financial, accounting and other advisors and other fees paid in connection with the Merger) associated with the proposed Merger, including costs associated with combining operations and achieving the synergies Shire expects to obtain, and such costs may be significant.

An inability to realize the full extent of the anticipated benefits of the proposed combination of Shire and Baxalta, including estimated cost synergies, as well as any delays encountered in the integration process and realizing such benefits, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may materially adversely affect the value of Shire Securities after the consummation of the Merger.

Shire will incur significant additional indebtedness in connection with the Merger, which will decrease Shire’s business flexibility and increase its interest expense. All of Shire’s debt obligations, and any future indebtedness Shire may incur, will have priority over the Shire Securities with respect to payment in the event of a liquidation, dissolution or winding up.

Shire has secured an $18 billion fully underwritten bank facility, of which $13 billion is available to finance the cash component of the per share merger consideration. Shire has announced that it intends to maintain an investment grade credit rating for the combined company, but one or more credit rating agencies may determine that the combined company’s credit rating is below investment grade, which could increase the combined company’s borrowing costs. The combined company’s indebtedness following consummation of the merger could have the effect, among other things, of reducing the combined company’s flexibility to respond to changing business and economic conditions as well as reducing funds available for capital expenditures and acquisitions and creating competitive disadvantages for the combined company relative to other companies with lower indebtedness levels. Shire will also incur various costs and expenses associated with the debt financing.

Shire intends to refinance the facilities through capital market debt issuances in due course. Its ability to refinance the indebtedness will depend on the condition of the capital markets and the combined company’s financial condition at such time. Any refinancing of indebtedness could be at higher interest rates and may require the combined company to comply with more onerous covenants, which could further restrict business operations and such refinancing may not be available at all.

Moreover, the combined company may be required to raise substantial additional financing to fund capital expenditures and acquisitions. The combined company’s ability to arrange additional financing and the costs of that financing will depend on, among other factors, the combined company’s financial position and performance, as well as prevailing market conditions and other factors beyond its control.

In any liquidation, dissolution or winding up of Shire, Shire securities would rank below all debt claims against Shire or any of its subsidiaries. In addition, any convertible or exchangeable securities or other equity securities that Shire may issue in the future may have rights, preferences and privileges more favorable than those of Shire securities. As a result, holders of Shire securities will not be entitled to receive any payment or other distribution of assets upon any liquidation or dissolution until after Shire’s obligations to its debt holders and holders of equity securities which rank senior to the Shire securities have been satisfied.

The Merger could result in significant liability to Baxalta and Shire if it causes the Baxter Transactions to be taxable.

Under the letter agreement, from and after the closing of the Merger, Baxalta agreed to indemnify, and Shire agreed to guarantee such indemnity to, Baxter and each of its affiliates and each of their respective officers, directors and employees against certain tax-related losses attributable to, or resulting from (in whole or in part) the Merger (as described in more detail in the letter agreement). If the Baxter Transactions are determined to be taxable as a result (in whole or in part) of the Merger (for example, if the Merger is deemed to be part of a plan (or series of related transactions) that includes the Baxter Transactions), Baxter and its stockholders could incur significant tax liabilities, and under the tax matters agreement and the letter agreement, Baxalta and Shire may be required to indemnify Baxter for any such tax liabilities incurred by Baxter. Baxter’s waiver of the provisions under the tax matters agreement restricting Baxalta’s ability to enter into and consummate the Merger will not relieve Baxalta (or Shire) of its obligation to indemnify Baxter if the Merger causes any of the Baxter Transactions to be taxable.

In connection with the signing of the merger agreement, Shire received an opinion from Cravath, Swaine & Moore LLP (Cravath), tax counsel to Shire, to the effect that the Merger will not cause Baxter’s contribution of assets to Baxalta, Baxter’s initial distribution of Baxalta shares on July 1, 2015, Baxter’s distribution of cash received from Baxalta to its creditors or the Later Distributions to fail to qualify as tax-free to Baxter and its stockholders under Sections 355, 361 and 368(a)(1)(D) of the Code. The Merger is conditioned on the receipt by Shire at the time of the consummation of the Merger of a tax opinion to the same effect.

The opinion referred to in the immediately preceding paragraph is based upon various factual representations and assumptions, as well as certain undertakings made by Baxter and Baxalta. If any of the factual representations or the assumptions in the tax opinion are untrue or incomplete in any material respect, an undertaking is not complied with or the facts upon which the tax opinion is based are materially different from the facts at the time of the Merger, the opinion may not be valid. Moreover, opinions of counsel are not binding on the IRS. As a result, the conclusions expressed in the Cravath opinion could be challenged by the IRS. None of Baxalta, Baxter or Shire has requested a ruling from the IRS regarding the impact of the Merger on the tax treatment of the Baxter Transactions. Further, the Cravath opinion does not address all tax aspects of the spin-off, Later Distributions and other related transactions and it is possible that Baxalta and Shire may be obligated to indemnify Baxter despite the continuing validity of the Cravath tax opinion.

Baxalta’s (and Shire’s) indemnification obligations to Baxter and its subsidiaries, officers, and directors under the tax matters agreement and letter agreement are not limited in amount or subject to any cap. If Baxalta or Shire is required to indemnify Baxter and its subsidiaries and their respective officers and directors under the circumstances set forth in the tax matters agreement (as supplemented by the letter agreement), it could have a material adverse effect on Baxalta and Shire.

For a description of the sharing of certain tax liabilities between Baxter and Baxalta, refer to the discussion in Item 13 of this Annual Report on Form 10-K under the caption entitled “Agreements with Baxter — Tax Matters Agreement.”

Sales of Baxalta common stock in anticipation of the Merger, and resales of Shire Securities following the completion of the Merger, may adversely affect the market price of Baxalta common stock prior to the Merger, and, after the Merger, the market price of Shire Securities.

Certain Baxalta stockholders, such as index funds or funds with concentration, geographic or other limitations on their permitted investments, may be required to sell the Shire Securities that they receive in the transaction. Other Baxalta stockholders may already hold Shire Securities and those stockholders may decide not to hold the additional Shire Securities they receive in the Merger, or to sell their Baxalta shares prior to the Merger. Such sales of Baxalta common stock or Shire Securities could have the effect of depressing the market price of Shire Securities and Baxalta common stock.

If the Merger is consummated, Shire will issue new Shire Securities to Baxalta stockholders. The issuance of these new shares and the sale of additional shares that may become eligible for sale in the public market from time to time upon exercise of options or the vesting of restricted securities could have the effect of depressing the market price for Shire Securities. Moreover, the increase in the number of Shire Securities, or an increase in the number of Shire Securities outstanding following a future issuance, sale or transfer of Shire Securities by Shire or the possibility of such an issue, sale or transfer may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, Shire Securities.

The market price of Shire Securities may be adversely affected by reports of third-party analysts published in connection with the consummation of the Merger.

The trading market for Shire Securities depends in part on the research and reports that third-party securities analysts publish about Shire and its industry. In connection with the consummation of the Merger, one or more of these analysts could downgrade Shire Securities or issue other negative commentary about Shire or its industry, which could cause the market price of Shire Securities to decline.

The market price of Shire Securities may be affected by factors different from those affecting the market price of Baxalta common stock.

If the Merger is consummated, Baxalta stockholders will become holders of Shire Securities. Shire’s business differs from that of Baxalta, and Shire’s results of operations, as well as the market price of Shire Securities, may be affected by factors different from those affecting Baxalta’s results of operations and the market price of Baxalta common stock.

Exchange rate fluctuations may adversely affect the foreign currency value of Shire Securities and any dividends.

If the Merger is consummated, Baxalta common stock will be exchanged for Shire Securities. Unlike Baxalta, as a consequence of Shire’s dual listing on both the NASDAQ and LSE, Shire Ordinary Shares are quoted in pounds sterling on the LSE and Shire ADS are quoted in U.S. dollars on the NASDAQ. Dividends in respect of Shire Ordinary Shares, if any, will be declared in U.S. dollars. Shire’s financial statements are prepared in U.S. dollars. Fluctuations in the exchange rate between the U.S. dollar and pounds sterling will affect, among other matters, the pounds sterling value of Shire Ordinary Shares and of any dividends in respect of such shares.

The Shire Securities have different rights from the shares of Baxalta common stock.

Certain of the rights associated with Baxalta common stock are different from the rights associated with Shire Securities. In particular, the law of Jersey, in which Shire is organized, significantly limits the circumstances under which stockholders of companies may bring derivative actions and, in most cases, only the corporation may be the claimant or plaintiff for the purposes of maintaining proceedings in respect of any wrongful act committed against it. Neither an individual nor any group of stockholders has any right of action in such circumstances. In addition, Jersey law does not afford appraisal rights to dissenting stockholders in the form typically available to stockholders of a U.S. corporation.

Only registered holders of Shire Securities are afforded the rights of stockholders under Jersey law, the Shire Memorandum of Association and the Shire Articles of Association. Because the depositary’s nominee will be the registered owner of the shares, holders of Shire ADS must rely on the nominee to exercise the rights of a stockholder on their behalf.

If the Merger is consummated, Baxalta stockholders will have a reduced ownership and voting interest and will exercise less influence over the management and policies of Shire than they do over Baxalta.

Baxalta stockholders currently have the right to vote in the election of the Baxalta Board of Directors and on other matters affecting Baxalta. If the Merger is consummated, each Baxalta stockholder will become a holder of Shire Securities with a percentage ownership of the combined company that is smaller than the stockholder’s percentage ownership of Baxalta. Shire estimates that, upon the consummation of the Merger, former Baxalta stockholders would own, in the aggregate, approximately 34% of all outstanding Shire Ordinary Shares on a diluted basis. Accordingly, Baxalta stockholders would have less influence over the management and policies of Shire than they now have over the management and policies of Baxalta.

Holders of Shire Securities in the United States may not be able to enforce civil liabilities against Shire.

A number of Shire’s directors and executive officers are not residents of the United States, and all or a substantial portion of the assets of such persons are located outside the United States. As a result, it may not be possible for investors to affect service of process within the United States upon such persons or to enforce against them judgments obtained in U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States.

There is also a doubt as to the enforceability in England, Wales and Jersey, whether by original actions or by seeking to enforce judgments of U.S. courts, of claims based on the federal securities laws of the United States. In addition, punitive damages in actions brought in the United States or elsewhere may be unenforceable in England, Wales and Jersey.

Lawsuits have been filed and additional lawsuits may be filed against Baxalta, Shire and the Baxalta board challenging the Merger. An adverse ruling in any such lawsuit may delay or prevent the completion of the Merger or result in an award of damages against Baxalta.

Following announcement of the Merger, putative class action complaints were filed by purported Baxalta stockholders on behalf of all Baxalta stockholders in the Court of Chancery of the State of Delaware and the Eighteenth Judicial Circuit Court of Illinois. The complaints filed in the State of Delaware have since been dismissed, but additional lawsuits arising out of or relating to the merger agreement or the Merger may be filed in the future. The results of complex legal proceedings are difficult to predict and could delay or prevent the completion of the Merger. The existence of litigation relating to the Merger could impact the likelihood of obtaining the stockholder approvals from either Baxalta or Shire. Moreover, the pending litigation is, and any future additional litigation could be, time consuming and expensive and could divert Baxalta’s and Shire’s respective management’s attention away from their regular business. One of the conditions to completion of the Merger is the absence of any law or judgment issued by any court or tribunal of competent jurisdiction that prevents, makes illegal or prohibits the closing of the Merger. Accordingly, if a plaintiff is successful in obtaining a judgment prohibiting completion of the Merger, then such judgment may prevent the Merger from being completed, or from being completed within the expected time frame. For further discussion, refer to Item 3 of this Annual Report on Form 10-K.

Item 1B. Unresolved	Staff Comments.

None.

Item 2. Properties.

Baxalta’s global headquarters are located in a 260,000 square foot facility in Bannockburn, Illinois. Baxalta manufactures its products in more than ten manufacturing facilities around the world. Baxalta owns or has long-term leases on all of its manufacturing facilities. The company’s principal manufacturing facilities are listed below.

Location	Owned/Leased
Krems, Austria	Owned(1)
Orth, Austria	Owned
Vienna, Austria	Owned
Lessines, Belgium	Owned
Hayward, California	Leased
Los Angeles, California	Owned
Thousand Oaks, California	Owned
Covington, Georgia	Owned(2)
Pisa, Italy	Owned
Rieti, Italy	Owned
Milford, Massachusetts	Owned
Woodlands, Singapore	Owned/Leased(3)
Neuchatel, Switzerland	Owned

(1)	Baxalta is expanding its manufacturing facility in Krems, Austria, for production of Hematology products. The expansion project is expected to be completed in 2018.
(2)

Baxalta is currently building a state-of-the-art manufacturing facility near Covington, Georgia, to support the growth of its plasma-based products. The timeline on the project spans several years with commercial production scheduled to begin in 2018.

(3)	Baxalta owns the facility at Woodlands, Singapore, and leases the property upon which it rests.

In 2015, Baxalta opened its global innovation center based in Cambridge, Massachusetts, serving as the headquarters for Research & Development, Oncology, Biosimilars and Business Development.

The company’s facility in Hoover, Alabama is a critical facility for the testing of human plasma, including plasma collected by its BioLife subsidiary (as more fully described in Item 1 of this Annual Report on Form 10-K under the caption entitled “Sources and Availability of Raw Materials”) for use in the company’s products.

Baxalta’s properties include facilities which, in the company’s opinion, are suitable and adequate for development, manufacture, and distribution of its products.

Item 3. Legal	Proceedings.

Baxalta is, from time to time, subject to claims and litigation arising in the ordinary course of business. These claims and litigation may include, among other things, allegations of violation of United States and foreign competition law, labor laws, consumer protection laws, and environmental laws and regulations, as well as claims or litigation relating to product liability, intellectual property, securities, breach of contract and tort. Baxalta operates in multiple jurisdictions and, as a result, a claim in one jurisdiction may lead to claims or regulatory penalties in other jurisdictions. Baxalta intends to defend vigorously against any pending or future claims and litigation.

On February 25, 2015, the company received a notice of a violation from the Ventura County Air Pollution Control District following its self-reporting certain violations of environmental regulations at its manufacturing facility located in Thousand Oaks, California, to that agency promptly after discovery on October 16, 2014, as required by local regulations. Pursuant to that notice, the company paid penalties in the amount of $103,000 to the agency to resolve the violations, and such settlement releases the company from any further civil penalty claims for such violations.

On January 20, 2016, a complaint was filed by a purported Baxalta stockholder on behalf of all Baxalta stockholders. The complaint, Bertisch v. Baxalta Inc., et al., C.A. No. 11918 was filed in the Court of Chancery of the State of Delaware. The complaint names as defendants Baxalta, Shire and all of the members of the Baxalta board. The complaint generally alleges that the members of the Baxalta board breached their fiduciary duties to the Baxalta stockholders during merger negotiations and by entering into the merger agreement and approving the Merger, and that Baxalta and Shire aided and abetted such breaches of fiduciary duties. The complaint further alleges that, among other things, the merger consideration undervalues Baxalta and certain provisions of the merger agreement inappropriately favor Shire and inhibit competing bids. The complaint seeks, among other things, (1) injunctive relief enjoining the Merger, (2) rescission of the Merger to the extent consummated and (3) costs and damages. Two additional complaints, Nauer v. Hantson, et.al., No. 16CH102 and Davis v. Baxalta Inc., et al., C.A. No. 11939, containing similar allegations were subsequently filed in the Eighteenth Judicial Circuit Court of Illinois on January 22, 2016, and in the Court of Chancery of the State of Delaware on January 27, 2016, respectively. We believe that the claims asserted in the complaints are without merit and intend to defend the litigation vigorously.

On March 1, 2016, the plaintiff in the Bertisch case and the plaintiff in the Davis case each filed a Notice of Voluntary Dismissal to terminate their respective actions without prejudice, with each party to bear its own expenses. The cases were dismissed on March 1, 2016.

For a discussion of legal contingencies, refer to Note 16 in Item 8 of this Annual Report on Form 10-K.

While the liability of the company in connection with certain claims cannot be estimated with certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While Baxalta believes it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments against it or enter into settlements of claims resulting in material financial payments or otherwise having a material operational or financial impact on the company.

Item 4. Mine	Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Principal Market

The principal market for Baxalta’s common stock is the New York Stock Exchange (NYSE). A “when issued” trading market for Baxalta’s common stock began on the NYSE on June 15, 2015, and “regular way” trading of Baxalta’s common stock began on July 1, 2015. Prior to June 15, 2015 there was no public market for Baxalta’s common stock.

Below are the high and low share prices of the company’s stock for during the third and fourth quarters of 2015.

	Market Price Per Share
	2015
	high	low
Third Quarter	$40.90	$29.83
Fourth Quarter	40.24	30.50

Stockholders

There were 31,175 stockholders of record of Baxalta common stock as of February 29, 2016.

Dividends

Two quarterly dividends were declared on Baxalta common stock in 2015. On July 28, 2015, Baxalta’s Board of Directors declared a quarterly cash dividend of $0.07 per share, which was paid on October 1, 2015. On November 28, 2015, Baxalta’s Board of Directors declared another quarterly cash dividend of $0.07 per share which was paid on January 4, 2016. The timing, declaration, amount of and payment of any dividends by Baxalta in the future is within the discretion of its Board of Directors and will depend upon many factors, including Baxalta’s financial condition, earnings, capital requirements of its operating subsidiaries, covenants associated with certain of Baxalta’s debt service obligations, legal requirements, regulatory constraints, industry practice, ability to access capital markets, and other factors deemed relevant by its Board of Directors. Pursuant to the merger agreement with Shire plc, the company is prohibited from declaring a quarterly dividend in excess of $0.07 per share. If Baxalta determines to pay any dividend in the future, there can be no assurance that it will continue to pay such dividends or the amount of such dividends.

Performance Graph

The following graph compares the cumulative total shareholder return on Baxalta’s common stock from July 1, 2015, when “regular way” trading in Baxalta’s common stock began on the NYSE, through December 31, 2015, with the comparable cumulative return of the S&P 500 index, S&P 500 Health Care index and NASDAQ Biotechnology index. The graph assumes that $100 was invested in Baxalta common stock and each index on July 1, 2015 and the reinvestment of all dividends paid. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Issuer Purchase of Equity during the Quarter Ended December 31, 2015

On July 28, 2015, Baxalta’s Board of Directors approved a share repurchase authorization which allows the company to repurchase up to $1 billion of its common stock. The company did not repurchase any of its common stock during 2015, and, pursuant to the merger agreement with Shire, the company may not repurchase or otherwise acquire its own common stock.

Item 6. Selected	Financial Data.

The following table sets forth selected financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. This selected financial data reflects the consolidated position of the company and its consolidated subsidiaries as an independent, publicly-traded company for periods on or after its separation from Baxter on July 1, 2015. Selected financial data for periods prior to July 1, 2015 reflect the combined historical business and operations of the company as it was historically managed as part of Baxter, and have been prepared on a “carve-out” basis for the purpose of presenting Baxalta’s historical financial condition and results of operations. Baxalta did not operate as a standalone entity prior to the separation, and accordingly the selected financial data presented herein for periods prior to the separation is not necessarily indicative of Baxalta’s performance following the separation and does not reflect what Baxalta’s performance would have been had Baxalta operated as an independent publicly traded company.

The consolidated or combined statement of income data for 2015, 2014 and 2013 and the consolidated or combined balance sheet data as of December 31, 2015 and 2014 were derived from the company’s audited consolidated and combined financial statements and accompanying notes included in Item 8 in this Annual Report on Form 10-K. The combined statement of income data for 2012 and the combined balance sheet data as of December 31, 2013 and 2012 were derived from the company’s audited combined financial statements that are not included in this Annual Report on Form 10-K. The combined statement of income data for 2011 and the combined balance sheet data as of December 31, 2011 were derived from the company’s unaudited combined financial statements that are not included in this Annual Report on Form 10-K.

The selected financial information should be read in conjunction with the discussion in Item 7 and Item 8 (and the corresponding notes thereto) of this Annual Report on Form 10-K.

	As of or for the year ended December 31,
(in millions, except per share data)	2015	2014	2013	2012	2011
Consolidated and Combined Statement of Income and Other Data
Net sales	$6,148	$5,952	$5,555	$5,310	$5,218
Net income from continuing operations	$928	$1,186	$1,288	$1,205	$1,344
Net income from continuing operations per common share
Basic[1]	$1.37	$1.75	$1.90	$1.78	$1.99
Diluted[1]	$1.36	$1.74	$1.89	$1.77	$1.97
Cash dividends declared per common share	$0.14	$—	$—	$—	$—
Consolidated and Combined Balance Sheet Data
Total assets[2]	$12,329	$8,583	$7,559	$6,088	$5,300
Long-term debt and capital lease obligations	$5,265	$275	$14	$5	$6

[1]

On July 1, 2015, Baxter distributed approximately 544 million shares of Baxalta common stock to its shareholders and retained an additional 132 million shares. The computation of basic EPS for periods prior to the separation was calculated using the shares distributed and the shares retained by Baxter on July 1, 2015 totaling 676 million. The weighted average number of shares outstanding for diluted EPS for periods prior to the separation included 5 million of diluted common share equivalents related to employee equity awards outstanding as of July 1, 2015.

[2]

The company has elected to adopt new income tax accounting guidance on a retrospective basis, as further discussed in Note 2 and Note 13 in Item 8 of this Annual Report on Form 10-K. As a result, the company has made certain reclassifications to its consolidated or combined balance sheets starting with the period ending December 31, 2015 and retroactively applying to prior year balances disclosed in the table above. The reclassifications had the effect of decreasing total assets by $201 million, $183 million, $106 million and $125 million for the years ended December 31, 2014, 2013, 2012 and 2011, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition of Baxalta Incorporated (Baxalta or the company) for each of the three years in the period ended December 31, 2015. This section should be read in conjunction with the consolidated and combined financial statements and accompanying notes appearing in Item 8 of this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Company Overview

Baxalta is a global, innovative biopharmaceutical leader with a sustainable portfolio of differentiated therapies that seek to address unmet medical needs across many disease areas, including hemophilia, immunology and oncology. More specifically, the company develops, manufactures and markets a diverse portfolio of treatments for hemophilia and other bleeding disorders, immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute medical conditions, as well as oncology treatments for acute lymphoblastic leukemia. Baxalta is also investing in emerging technology platforms, including gene therapy and biosimilars.

Baxalta’s business strategy is aimed at improving diagnosis, treatment and standards of care across a wide range of bleeding disorders and other rare chronic and acute medical conditions, capitalizing on the company’s differentiated portfolio, ensuring the sustainability of supply to meet growing demand for therapies across core disease areas, and accelerating innovation by developing and launching new treatments while leveraging its expertise into new emerging therapeutics through acquisitions of and collaborations with others.

Separation from Baxter on July 1, 2015

On July 1, 2015, Baxalta separated from Baxter International Inc. (Baxter) and became an independent public company (the separation). To effect the separation, the two companies undertook a series of transactions to separate entities and net assets. As a result of these transactions, Baxalta holds the biopharmaceuticals business that was a part of the combined company prior to the separation. On July 1, 2015, Baxter distributed to its shareholders 80.5% of the common stock of Baxalta. Baxter retained an approximate 19.5% ownership stake in Baxalta immediately following this distribution. Baxalta common stock began trading “regular way” under the ticker symbol “BXLT” on the New York Stock Exchange on July 1, 2015.

In January 2016, Baxter exchanged a portion of its retained stake in Baxalta common stock for indebtedness of Baxter held by a third party. The shares of Baxalta common stock exchanged were then sold in a secondary public offering pursuant to a registration statement filed by Baxalta. Immediately following this transaction, Baxter held approximately 13.9% of Baxalta’s total shares outstanding.

Merger Agreement with Shire plc

In January 2016, the company announced that it had reached an agreement (merger agreement) with Shire plc (Shire) under which Shire would acquire Baxalta, forming a global leader in rare diseases. Under the terms of the merger agreement, Baxalta shareholders will receive $18.00 in cash and 0.1482 Shire American Depository Shares (ADS), per each Baxalta share. The transaction has been approved by the boards of directors of both Shire and Baxalta. Closing of the transaction is subject to approval by Baxalta and Shire shareholders, certain regulatory approvals, receipt of certain tax opinions and other customary closing conditions. The transaction is expected to close in mid-2016.

The merger agreement provides for certain termination rights for both Shire and Baxalta. Upon termination of the merger agreement under certain specified circumstances, Baxalta may be required to disburse to Shire a termination fee of $369 million and Shire may be required to pay the company a termination fee of $369 million.

In addition, if the merger agreement is terminated under certain specified circumstances following the receipt of an acquisition proposal by Baxalta, Baxalta may be required to reimburse Shire for transaction expenses up to $110 million (which expenses would be credited against any termination fee subsequently disbursed by Baxalta), and if the merger agreement is terminated under certain specified circumstances following the receipt of an acquisition proposal by Shire, Shire may be required to reimburse Baxalta for transaction expenses up to $65 million (which expenses would be credited against any termination fee subsequently payable by Shire).

For further discussion on the proposed Merger with Shire, refer to the discussion in Item 1 of this Annual Report on Form 10-K under the caption entitled “The Proposed Merger.”

Financial Results Overview

				Percent Change
years ended December 31 (in millions)	2015	2014	2013	2015	2014

Net sales	$6,148	$5,952	$5,555	3%	7%
Net income from continuing operations	$928	$1,186	$1,288	(22%)	(8%)

Baxalta’s global net sales totaled approximately $6.1 billion in 2015, an increase of 3% over 2014. Excluding the impact of foreign currency exchange rate fluctuations, net sales increased 11%. Sales in the United States totaled $3.3 billion in 2015, an increase of 10% over 2014, and international sales totaled $2.8 billion, a decrease of 4% over 2014. Excluding the impact of foreign currency exchange rate fluctuations, 2015 international net sales increased 13% over 2014. The company experienced constant currency revenue growth of 7% and 15% in its hematology and immunology businesses, respectively, driven by strong global sales of ADVATE, FEIBA and immunoglobulin therapies. In addition, the company launched its Oncology business in 2015 through the acquisition of ONCASPAR as further described below, recording Oncology net sales of $87 million during the year.

In 2014, Baxalta’s global net sales totaled approximately $6.0 billion and increased 7% compared to 2013 at actual foreign currency exchange rates (8% excluding foreign currency exchange rate fluctuations). Hemophilia sales increased 7% due to strong demand for ADVATE and the success of new products like RIXUBIS. Inhibitor Therapies grew 14% due to increased demand and the promotion of the prophylaxis indication for FEIBA. BioTherapeutics and Immunologbulin Therapies net sales increased 9% and 4%, respectively, reflecting increased sales of immunoglobulin therapies, including HYQVIA, and albumin products. Refer to the “Results of Operations” section below for further discussion regarding the company’s sales.

The company’s net income from continuing operations was $928 million in 2015 as compared to $1.2 billion in 2014, a decrease of 22%. While the company drove sales growth across its businesses, net income from continuing operations was impacted by expenses related to special items such as charges related to the separation from Baxter and an increase in upfront and milestone payments to collaboration partners. Excluding the impact of special items, net income from continuing operations decreased 8% in 2015 compared to 2014 due to investments in the research and development (R&D) pipeline, incremental costs associated with operating as a standalone company and interest expense associated with the June 2015 debt issuance.

Net income from continuing operations in 2014 of $1.2 billion decreased 8% compared to $1.3 billion during 2013. The decrease was driven primarily by special items, including R&D charges of $217 million in 2014 for both upfront and milestone payments. Special items are further discussed in the “Results of Operations” section below. Excluding the impact of special items, net income from continuing operations increased 11% in 2014 as compared to 2013 due to sales growth, an improvement in gross margin percentage and increased income from equity method investments.

New Product Launches

The company’s long-term prospects are influenced by the ability to successfully launch new products and therapies. During 2015, the company’s new product revenues totaled nearly $300 million. The company believes it has the capability to launch approximately 20 new products by 2020. Recent new products include:

•

ADYNOVATE: Within the Hemophilia product category, the company launched ADYNOVATE in the United States in November 2015 following U.S. regulatory approval. ADYNOVATE is an extended half-life recombinant factor VIII treatment for hemophilia A, which offers a twice-weekly dosing schedule compared to the conventional 3-4 doses weekly.

•

HYQVIA: Within the Immunoglobulin Therapies product category, HYQVIA, a differentiated subcutaneous immunoglobulin treatment, received European regulatory approval in 2013 for treatment of adults with primary and secondary immunodeficiency syndromes, and U.S. regulatory approval in 2014 for the treatment of adults with primary immunodeficiency syndrome. HYQVIA was first launched in certain European markets in late 2013 and in the United States in late 2014.

•

OBIZUR: Within the Inhibitor Therapies product category, OBIZUR received regulatory approval in the United States and Canada in 2014 and 2015, respectively, for the treatment of patients with acquired hemophilia A. Baxalta recorded its first commercial sale of OBIZUR in the United States in late 2014. Regulatory approval in Europe for the treatment of adults with acquired hemophilia A was received in November 2015.

•

ONCASPAR: The company began selling its first oncology product through the acquisition of ONCASPAR (pegaspargase) from Sigma-Tau Finanziaria S.p.A (Sigma-Tau) in July 2015. Refer to the discussion below for further information regarding the acquisition of the ONCASPAR business.

•

RIXUBIS: Within the Hemophilia product category, the company received FDA approval for RIXUBIS for the treatment of adults in 2013 and for pediatric use in 2014. The company has also received European approval of RIXUBIS for both adult and pediatric use. RIXUBIS is a recombinant based therapy for the treatment of hemophilia B. The product was introduced in the U.S. market in late 2013 and first launched in Europe in April 2015.

The company has also launched or received regulatory approval in recent years for VONVENDI (as further discussed below), the prophylaxis indication for FEIBA, FLEXBUMIN 5% (part of the albumin product portfolio), BAXJECT III (a needleless reconstitution system for ADVATE allowing patients to prepare their treatment with fewer steps compared to the previous process) and myPKFit (a web-based individualized dosing device for prophylactic treatment of hemophilia A with ADVATE).

Research and Development and External Innovation

Baxalta continues to make substantial investments in R&D in support of its ongoing proprietary research programs and through collaborations with third parties for the development of new products and therapies. R&D expenses were $1.2 billion, or 19% of global net sales, during 2015. The company believes its R&D pipeline will provide a catalyst for future growth. R&D expenses primarily relate to programs focused on rare diseases and areas of unmet medical need.

The company’s overall R&D strategy includes the continued pursuit of collaborations and partnerships with third parties that are developing new products and therapies. These collaborations generally involve the company obtaining commercialization rights from third parties in exchange for an upfront payment upon execution of the agreement and potential future payments related to the achievement of development, regulatory approval or commercial milestones, as well as potential royalty payments on future sales.

The company’s various collaborative arrangements include agreements with the following partners:

•	Symphogen for the development and commercialization of up to six immuno-oncology therapies currently in early-stage development.

•

Merrimack Pharmaceuticals, Inc. (Merrimack) for the development and commercialization of all potential indications of nal-IRI (MM-398), including pancreatic cancer, in most markets outside the United States.

•

Coherus Biosciences, Inc. (Coherus) for the development and commercialization of a biosimilar to ENBREL® (etanercept) in Europe, Canada, Brazil and other markets outside the United States, along with first refusal rights for other biosimilars under development.

•	Momenta Pharmaceuticals, Inc. (Momenta) for the development and commercialization of biosimilars.

The company recorded R&D expenses associated with upfront and milestone payments to collaboration partners of $390 million, $217 million and $78 million during 2015, 2014 and 2013, respectively.

In July 2015, the company entered into an agreement with SFJ Pharmaceuticals Group (SFJ) relating to adalimumab, a biosimilar being developed pursuant to the collaboration agreement with Momenta, whereby SFJ will fund up to $200 million of development costs related to adalimumab in exchange for payments in the event the product obtains regulatory approval in the United States or Europe.

Baxalta has also acquired several companies in recent years with R&D projects that align with Baxalta’s therapeutic areas of focus. In 2015, the company acquired SuppreMol GmbH (SuppreMol) for consideration of $228 million, obtaining its early-stage research programs related to treatment options for autoimmune and allergic diseases. In 2014, Baxalta acquired Chatham Therapeutics, Inc. (Chatham) for consideration of $147 million, obtaining its gene therapy programs related to treatments of hemophilia. As part of its strategy to further develop its pipeline, Baxalta also makes equity investments in companies developing high-potential technologies to accelerate innovation and growth for the company.

In 2015, the company announced the opening of its global innovation center in Cambridge, Massachusetts, which serves as the company’s headquarters for R&D and certain other functions. The global innovation center positions the company to accelerate innovation by building on its pipeline in core areas of expertise, strengthen and build upon R&D collaborations with partners in new and emerging biotechnology areas, and optimize R&D productivity while enhancing patient care globally.

The company’s R&D pipeline includes projects in the preclinical or exploratory phase through late-stage clinical trials or pending regulatory approval. The following are several projects that have recently received regulatory approval or are pending regulatory approval and have either recently completed or are currently in late-stage clinical trials:

•

VONVENDI: a recombinant therapy providing a pure von Willebrand disease (VWD) factor with customized dosing. VWD is a genetic disorder that results in impaired clotting with limited other treatment options. The company received U.S. regulatory approval in December 2015 and anticipates the product will be broadly available in the United States in late 2016.

•

BAX 817: a recombinant factor VIIa for the treatment of acute bleeding episodes in hemophilia A or B patients with inhibitors. In March 2015, the company announced positive results from its Phase III clinical trial evaluating the safety and efficacy of BAX 817.

•

20% GAMMAGARD LIQUID SubQ: a higher-potency immunoglobulin therapy offering patients faster infusions with less volume. The company has filed for approval in Europe in May 2015 and in the United States in September 2015.

•

BAX 2200: a biosimilar to ENBREL® (etanercept) that is indicated for the treatment of autoimmune deficiencies in Europe, Canada, Brazil and other markets. This is Baxalta’s most advanced biosimilar, and, in January 2016, Baxalta announced that it had met its primary end point in its Phase III clinical trials for rheumatoid arthritis. There is also a Phase III clinical trial on-going for psoriasis, and, in early stage clinical trials, Coherus has demonstrated pharmacokinetic (PK) equivalence versus the innovator molecule. This program is part of a collaboration agreement with Coherus.

•

nal-IRI (MM-398): an investigational drug candidate for the treatment of patients with metastatic pancreatic cancer previously treated with a gemcitabine-based therapy. A Phase III trial has been completed, and Baxalta filed for approval in the EU in May 2015 for second-line pancreatic cancer. This program is part of a collaboration agreement with Merrimack. In October 2015, Merrimack received regulatory approval for nal-IRI in the United States and Taiwan.

Refer to Item 1 in this Annual Report on Form 10-K for additional projects in the R&D pipeline, including earlier-stage R&D programs. The company also incurs R&D expenses in support of regulatory filings, lifecycle management activities on existing products, and on infrastructure and management of the company’s overall research and development initiatives.

Other Recent Events and Initiatives

ONCASPAR Business Acquisition

In July 2015, the company acquired the ONCASPAR (pegaspargase) product portfolio from Sigma-Tau, a privately held biopharmaceutical company based in Italy, through the acquisition of 100% of the shares of a subsidiary of Sigma-Tau for $890 million. Through the acquisition, the company gained the marketed biologic treatment ONCASPAR, the investigational biologic calaspargase pegol, and an established oncology infrastructure with clinical and sales resources. ONCASPAR is a first-line biologic used as part of a chemotherapy regimen to treat patients with acute lymphoblastic leukemia. It is currently marketed in the United States, Germany, Poland and certain other countries, and recently received EU approval. The company’s results of operations discussed below include the results of the acquired business beginning with the closing of the transaction in July 2015.

Capacity Expansion Efforts

To support expected long-term demand for currently marketed products and anticipated new product launches, the company has and continues to invest in several projects aimed at expanding capacity, including the following:

•

In 2015, the company made progress in its construction of a state-of-the-art manufacturing facility in Covington, Georgia to support demand for plasma-derived therapies. Commercial production in the Covington, Georgia facility is expected begin in 2018.

•

The company’s new recombinant biologic manufacturing facility in Singapore received FDA approval for the production of ADVATE bulk drug substance in November 2015, having previously received European regulatory approval in 2014.

•

The company also has a manufacturing and supply agreement with Sanquin Blood Supply Foundation of the Netherlands (Sanquin), and in 2015 Sanquin received European regulatory approval for processing plasma into bulk drug substance for HYQVIA and GAMMAGARD LIQUID.

Divestiture of Vaccines Business

In December 2014, the company completed the divestiture of its commercial vaccines business and recorded an after-tax gain of $417 million. During 2015, the company recorded additional net after-tax gains of $31 million resulting primarily from working capital adjustments and the sale of certain vaccines-related R&D programs. The operating results and gains from the divestitures of the vaccines business have been reflected as discontinued operations for all periods presented. Refer to Note 18 in Item 8 of this Annual Report on Form 10-K for additional information regarding the presentation of the vaccines business. Unless otherwise stated, financial results discussed herein reflect continuing operations.

Basis of Preparation in the Historical Financial Statements

The historical financial statements reflect the consolidated results of operations of the company as an independent, publicly traded company beginning with the July 1, 2015 separation from Baxter. Prior to the separation, the company did not operate as an independent, standalone company, but rather as a part of a larger group of companies controlled by Baxter. The historical financial statements prior to July 1, 2015 reflect the combined results of operations of the company as carved-out from the combined reporting entity of Baxter (carve-out financial statements). There are limitations inherent in the preparation of all carve-out financial statements due to the fact that the company’s business was previously part of a larger organization. The basis of preparation included in the audited consolidated and combined financial statements provides a detailed description of the treatment of historical transactions in periods prior to the separation. During these periods, the company’s net income was most notably impacted by the following consequences of carve-out accounting and the separation:

•

Baxter utilized a centralized treasury management system and neither cash nor debt was allocated to Baxalta in the carve-out financial statements. In connection with the separation, the capital structures of both companies were re-aligned, resulting in Baxalta incurring its own debt and having adequate cash to fund its operations. The indebtedness has caused Baxalta to record interest expense beginning in June 2015. The results of operations of the company did not include a significant amount of interest expense prior to June 2015. Any additional borrowings entered into in the future will further increase interest expense.

•

Additionally, as foreign currency risk was also hedged through the centralized treasury management system prior to separation, the company was not allocated gains or losses related to foreign currency exposures on balance sheet positions in the carve-out financial statements. Following the separation, the company manages its foreign currency risk through various hedging activities and recognizes gains or losses related to foreign currency exposures on balance sheet positions through other (income) expense, net.

•

Prior to the separation, the combined statements of income included an allocation to the company from Baxter for the services provided by various Baxter functions including, but not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. The amounts of these allocations may not necessarily be indicative of the similar costs the company will incur as an independent, standalone company. The total amount allocated to Baxalta from Baxter was $284 million during the six months ended June 30, 2015 and $538 million, $596 million and $594 million during the years ended December 31, 2014, 2013 and 2012, respectively.

•

The company has incurred certain separation costs, which are primarily associated with the design and establishment of Baxalta as a standalone public company. Included in results of operations are separation costs of $221 million and $56 million during the years ended December 31, 2015 and 2014, respectively. The company expects to incur additional separation costs in future periods, certain of which may be capitalized in relation to operating infrastructure, such as information technology.

•

Income tax expense was computed on a separate company basis, as if operated as a standalone entity, a separate entity, or a separate consolidated group in each material jurisdiction in which the company operates. Income tax expense included in the combined financial statements prior to the separation may not be indicative of the company’s future expected tax rate.

•

Concurrent with the separation, Baxalta entered into a manufacturing and supply agreement (MSA) with Baxter whereby Baxalta and Baxter produce certain products for one another at agreed upon terms. The MSA results in changes to both sales and cost of goods sold in periods after the separation because products were transferred at cost between Baxter and the businesses that comprised Baxalta prior to the separation.

RESULTS OF OPERATIONS

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of operations for the three years ended December 31, 2015, 2014 and 2013.

years ended December 31 (in millions)	2015	2014	2013
Gross Margin[1]
Intangible asset amortization expense	$(64)	$(16)	$(16)
Separation costs	(20)	—	—
Business optimization items[2]	—	(1)	(5)

Total Special Items	$(84)	$(17)	$(21)

Impact on Gross Margin Ratio	(1.4 pts )	(0.3 pts )	(0.4 pts )

Selling, General and Administrative Expenses[1]
Separation costs	$186	$43	$—
Business development items	16	—	—
Plasma related litigation	—	(10)	84
Business optimization items[2]	1	—	16
Branded Prescription Drug Fee	—	26	—
Turkey VAT charge	—	—	8

Total Special Items	$203	$59	$108

Impact on Selling, General and Administrative Expense Ratio	3.3 pts	1.0 pts	1.9 pts

Research and Development Expenses[1]
Upfront and milestone payments to collaboration partners	$390	$217	$78
Impairment charges and adjustments	81	—	—
Separation costs	15	13	—
Business optimization items[2]	(9)	21	24

Total Special Items	$477	$251	$102

Other (Income) Expense, Net[1]
Other-than-temporary impairment charge	$—	$45	$—
Currency-related item	25	—	—
Business development items	(4)	—	—
Change in fair value of contingent payment liabilities	(97)	124	18

Total Special Items	$(76)	$169	$18

Income Tax Expense[1]
Impact of special items	$(156)	$(97)	$(105)

Impact on Effective Tax Rate	(0.1 pts )	0.7 pts	(2.9 pts )

Total Special Items, net of tax	$532	$399	$144

[1]	For gross margin, a number in parentheses represents an expense to the company, whereas in all other categories a number in parentheses represents a benefit.

[2]	Includes a portion allocated from Baxter related to shared activities or functions.

Management believes that providing the separate impact of the above items on the company’s generally accepted accounting principles in the United States (GAAP) results, when used in conjunction with the results presented in accordance with GAAP, can facilitate an additional analysis of the company’s results of operations, particularly in evaluating performance from one period to another. In periods prior to the separation, the special items identified above reflected the portions of special items reported by Baxter that were attributable to Baxalta.

Intangible Amortization Expense

Intangible asset amortization expense, which includes amortization of an inventory fair value step-up during the year ended December 31, 2015 related to the acquisition of ONCASPAR, is identified as a special item to facilitate an evaluation of current and past operating performance, particularly in terms of cash returns, and is similar to how management internally assesses performance.

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

Business Optimization Items

The company has participated in business optimization plans initiated by Baxter prior to the separation, which were in an effort to streamline international operations, rationalize manufacturing facilities, enhance general and administrative infrastructure and re-align certain R&D activities and programs. The company’s results for the periods presented above were impacted by charges associated with these plans, as well as benefits from adjustments to business optimization charge estimates. The amount of business optimization charges or benefits incurred during the current and prior year periods and the impacted statement of income line items are presented in the table above.

The net benefit or charge in periods prior to the separation included a portion allocated from Baxter related to shared functions or activities.

Separation Costs

During 2015 and 2014, the company incurred costs to separate from Baxter and establish Baxalta as an independent, standalone public company. The amount of separation costs incurred during the current and prior year periods and the impacted statement of income line items are presented in the table above.

Plasma Related Litigation

During 2013, the company recorded legal related charges in selling, general and administrative expenses of $84 million for class-action litigation associated with pricing of plasma-derived therapies, $10 million of which was reversed during 2014 following the settlement of the plasma related litigation.

Change in Fair Value of Contingent Payment Liabilities

The company recorded gains and losses in other (income) expense, net from changes in the fair value of contingent payment liabilities associated with previously completed business combinations. Significant changes in fair value are generally driven by changes in the estimated probability of achieving milestones or estimated product sales projections. Gains and losses during the periods presented above primarily include the following:

•	Gain of $66 million during 2015 associated with the 2014 acquisition of AesRx, LLC (AesRx).

•

Gain of $33 million during 2015 and losses of $124 million and $18 million during 2014 and 2013, respectively, associated with the 2013 acquisition of OBIZUR and related assets from Inspiration BioPharmaceuticals, Inc. and Ipsen Pharma S.A.S. (Inspiration / Ipsen).

Other Special Items Impacting 2015

•

The company recorded $81 million of impairment charges within R&D expenses primarily resulting from a decrease in the fair value of in-process R&D (IPR&D) acquired as part of the 2014 acquisition of AesRx. The fair value decreased as a result of the company’s decision in 2015 not to pursue further development activities related to the acquired project.

•

The company incurred $12 million of non-recurring net business development expenses primarily associated with the acquisition of the ONCASPAR business from Sigma-Tau within selling, general and administrative expenses and other (income) expense, net.

•

The company incurred $25 million of unrealized foreign currency losses in other (income) expense, net during the fourth quarter of 2015 following an announcement in December by the Argentine government lifting currency controls, resulting in the Argentine Peso devaluing nearly 30% in one day.

Other Special Items Impacting 2014

•

During 2014, selling, general and administrative expenses included a charge of $26 million to account for an additional year of the Branded Prescription Drug Fee in accordance with final regulations issued by the Internal Revenue Service.

Other Special Items Impacting 2013

•	During 2013, selling, general and administrative expenses included an $8 million charge related to VAT matters in Turkey.

Special Items Impacting Income Tax Expense

Income tax expense in all periods included the net tax benefit from the special pre-tax items discussed above. In addition, income tax expense in 2013 included a benefit of $34 million related to the reversal of accruals for uncertain tax positions in Switzerland.

Net Sales

				Percent change
				At actual currency rates			At constant currency rates
years ended December 31 (in millions)	2015	2014	2013	2015		2014	2015	2014
United States	$3,315	$3,016	$2,861	10%		5%	10%	5%
International	2,833	2,936	2,694	(4%	)	9%	13%	11%

Total net sales	$6,148	$5,952	$5,555	3%		7%	11%	8%

Foreign currency unfavorably impacted the net sales growth rate by 8 and 1 percentage points in 2015 and 2014, respectively, principally due to the strengthening of the U.S. dollar relative to the Euro, Russian Ruble and Japanese Yen.

The comparisons presented at constant currency rates reflect comparative local currency sales at the prior year’s foreign exchange rates. This measure provides information on the change in net sales assuming that foreign currency exchange rates had not changed between the prior and the current period. The company believes that the non-GAAP measure of change in net sales at constant currency rates, when used in conjunction with the GAAP measure of change in net sales at actual currency rates, can facilitate an additional analysis of the company’s results of operations, particularly in evaluating performance from one period to another.

The tables below present sales results for Baxalta’s product categories. The commentary beneath discusses growth drivers at constant currency rates.

Hematology

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2015	2014	2013	2015	2014	2015	2014
Hemophilia
United States	$1,339	$1,281	$1,216	5%	5%	5%	5%
International	1,501	1,703	1,570	(12%)	8%	4%	11%

Total	$2,840	$2,984	$2,786	(5%)	7%	4%	8%

Inhibitor Therapies
United States	$295	$219	$194	35%	13%	35%	13%
International	492	525	457	(6%)	15%	9%	16%

Total	$787	$744	$651	6%	14%	16%	15%

Total Hematology	$3,627	$3,728	$3,437	(3%)	8%	7%	10%

Hemophilia includes sales of recombinant and plasma-derived hemophilia products (primarily factor VIII and factor IX).

Net sales growth in 2015 and 2014 was the result of strong global demand for recombinant factor VIII therapies, including ADVATE.

•

In the United States, recombinant factor VIII sales growth in 2015 was driven by increased volumes and modest pricing improvements. Volume growth was driven by increased prophylactic use and the launch of ADYNOVATE, the company’s extended half-life factor VIII treatment for hemophilia that was approved in the United States in November 2015. The company experienced modest market share loss due to entrance of new competition which partially offset the above factors. U.S. sales growth in 2014 was driven primarily by increased volumes.

•

Internationally, growth in both periods was driven by penetration into certain markets, including increased ADVATE shipments to Brazil as part of the company’s partnership with Hemobrás, particularly in 2014 compared to 2013.

•	Globally, recombinant factor VIII therapies contributed approximately 4 and 7 percentage points to the Hemophilia product category’s net sales growth rate for 2015 and 2014, respectively.

The launch and growth of RIXUBIS, which was first introduced in the U.S. market in 2013 and certain other markets beginning in 2015, contributed approximately 1 percentage point to the Hemophilia net sales growth rate in both 2015 and 2014.

The company expects continued competition from new entrants; however, long-term growth in the Hemophilia product category is expected to be driven by strong underlying global demand, further penetration in markets outside the United States, and launches of new therapies, including ADYNOVATE, across a variety of geographies.

Inhibitor Therapies include sales of the company’s products to treat patients with congenital hemophilia A or B who have developed inhibitors, as well as patients that have developed acquired hemophilia A due to an inhibitor.

Growth in net sales during 2015 and 2014 was driven by strong global sales of the company’s plasma-based inhibitor bypass therapy, FEIBA. Globally, FEIBA contributed approximately 12 and 15 percentage points to the Inhibitor Therapies net sales growth rate in 2015 and 2014, respectively.

•

In the United States, strong FEIBA growth in both periods was driven by increased volume associated with advancement in prophylactic use, with modest pricing improvements also benefitting 2015 net sales growth.

•	Internationally, FEIBA growth in both periods resulted from expanded use and enhanced penetration into new and existing markets.

Net sales growth for Inhibitor Therapies in 2015 also reflected a modest impact from the U.S. launch of OBIZUR in late 2014, a recombinant porcine factor VIII therapy for the treatment of acquired hemophilia A.

Immunology

				Percent change
				At actual currency rates			At constant currency rates
years ended December 31 (in millions)	2015	2014	2013	2015		2014	2015	2014
Immunoglobulin Therapies
United States	$1,350	$1,272	$1,228	6%		4%	6%	4%
International	400	405	388	(1%	)	4%	17%	7%

Total	$1,750	$1,677	$1,616	4%		4%	9%	5%

BioTherapeutics
United States	$258	$244	$223	6%		9%	6%	9%
International	426	303	279	41%		9%	56%	10%

Total	$684	$547	$502	25%		9%	34%	10%

Total Immunology	$2,434	$2,224	$2,118	9%		5%	15%	6%

Immunoglobulin Therapies includes sales of the company’s antibody-replacement immunoglobulin therapies.

Net sales growth during 2015 and 2014 was driven by increased global demand for immunoglobulin therapies, including GAMMAGARD LIQUID and HYQVIA.

•

The company launched HYQVIA, a differentiated immunoglobulin therapy for patients with primary immunodeficiency, in the United States during the second half of 2014 and in certain European markets beginning in the second half of 2013, which contributed to the product category’s net sales growth rate in both periods.

To support expected long-term demand for the company’s immunoglobulin therapies and other plasma-based therapies, Baxalta is expanding its capacity through ongoing yield improvements, a contract manufacturing services agreement with Sanquin and construction of a new manufacturing site in Covington, Georgia.

BioTherapeutics includes sales of the company’s plasma-based therapies to treat alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions, as well as revenue from manufacturing and supply arrangements.

Net sales growth in 2015 was primarily impacted by:

•

Revenues related to the MSA with Baxter of $71 million in 2015, which contributed approximately 13 percentage points to the BioTherapeutics net sales growth rate. In connection with the separation, Baxalta and Baxter entered into the MSA whereby Baxalta manufactures and sells certain products and materials to Baxter. Baxalta began recording revenues associated with the MSA with Baxter during 2015, which are reported in international sales.

•	Increased sales of albumin products, which contributed approximately 11 points to the product category’s net sales growth rate, driven by increased volumes in the United States and China.

•	Benefit from revenues recorded from a contract manufacturing agreement related to the divested commercial vaccines business, which are reported in international sales.

Net sales growth in 2014 was primarily driven by increased demand for albumin products within the United States and several emerging markets, partially offset by lower albumin sales in China due to licensure delays that impacted shipments in the first half of 2014. Globally, albumin products contributed 10 percentage points to the BioTherapeutics net sales growth rate in 2014.

Oncology

				Percent change
				At actual currency rates		At constant currency rates
years ended December 31 (in millions)	2015	2014	2013	2015	2014	2015	2014
Oncology
United States	$73	$—	$—	N/M	N/M	N/M	N/M
International	14	—	—	N/M	N/M	N/M	N/M

Total Oncology	$87	$—	$—	N/M	N/M	N/M	N/M

N/M – not meaningful

Oncology includes sales of the company’s therapies to treat patients with cancer. The company began reporting Oncology revenues during 2015 following the acquisition of the ONCASPAR business, which the company completed in July 2015. ONCASPAR is a first-line biologic used as part of a chemotherapy regimen to treat patients with acute lymphoblastic leukemia. The company’s R&D pipeline has the potential to deliver a wide range of new oncology therapies, including certain therapies in late-stage clinical trials or pending regulatory approvals.

Gross Margin and Selling, General and Administrative Expenses

				Percent Change
years ended December 31 (as a percent of net sales)	2015	2014	2013	2015	2014
Gross margin	61.2%	59.0%	58.1%	2.2 pts	0.9 pts
Selling, general and administrative expenses	23.5%	17.7%	18.3%	5.8 pts	(0.6 pts	)

Gross Margin

The special items identified above had an unfavorable impact of 1.4, 0.3 and 0.4 percentage points on the gross margin percentage during 2015, 2014 and 2013, respectively. Refer to the “Special Items” caption above for additional details.

Excluding the impact of special items, gross margin in 2015 reflects a favorable impact from foreign currency exchange rate fluctuations and hedging activities, benefits from increased sales of higher-margin products such as ADVATE and FEIBA, and a favorable contribution from ONCASPAR sales. Partially offsetting the above factors was the impact of lower-margin revenues recorded in 2015 associated with the MSA with Baxter.

In 2014 as compared to 2013, gross margin percentage improved primarily due to growth in higher margin products such as ADVATE and FEIBA and lower pension expense allocated from Baxter, partially offset by an unfavorable impact from foreign currency exchange rate fluctuations.

Selling, General and Administrative Expenses

Following the July 1, 2015 separation from Baxter, the composition of Baxalta’s selling, general and administrative expenses has changed. The company no longer receives a significant allocation of costs from Baxter associated with certain corporate or other functions, and instead incurs costs associated with operating as a standalone public company, including expenses associated with certain separation-related agreements entered into with Baxter. Refer to Note 17 in Item 8 of this Annual Report on Form 10-K for further information regarding the separation-related agreements.

The special items identified above had an unfavorable impact of 3.3, 1.0 and 1.9 percentage points on the selling, general and administrative expense ratio during 2015, 2014 and 2013, respectively.

In addition to the impact of special items, 2015 was impacted by additional costs associated with operating as a standalone public company, including expenses related to the transition services agreement with Baxter, which in aggregate exceeded allocated costs from Baxter during the prior year period. In addition, the company’s selling, general and administrative expense ratio in 2015 was unfavorably impacted by costs supporting the company’s emerging oncology business, an increase in investments related to new product launches, including for the ADYNOVATE launch, launch excellence initiatives and other investments supporting expansion of the company’s commercial and international operations.

In 2014 as compared to 2013, excluding the impact of special items, the selling, general and administrative expense ratio increased primarily due to select investments and spending on marketing and promotional programs for new launches and initiatives partially offset by leverage from higher sales, savings from business optimization initiatives and lower pension expense allocated from Baxter.

Business Optimization Items

The company has participated in business optimization plans initiated by Baxter prior to the separation, which were in an effort to streamline international operations, rationalize manufacturing facilities, enhance general and administrative infrastructure and re-align or cancel certain R&D activities and programs. The related net charges or benefits in 2015, 2014 and 2013 are presented above under the caption “Special Items.” The company estimates that it has fully realized savings associated with past initiatives and it has not implemented significant new business optimization plans following its separation from Baxter. Refer to Note 7 in Item 8 of this Annual Report on Form 10-K for further information regarding business optimization items.

Research and Development Expenses

				Percent change
years ended December 31 (in millions)	2015	2014	2013	2015	2014
Discovery, clinical and lifecycle management	$425	$340	$289	25%	18%
Upfront and milestone payments to collaboration partners	390	217	78	80%	178%
Other research and development expenses	361	263	228	37%	15%

Total research and development expenses	$1,176	$820	$595	43%	38%

R&D expense as a % of sales	19.1%	13.8%	10.7%	5.3pts	3.1pts

Discovery, clinical and lifecycle management expenses consist of costs supporting specific R&D projects, including those in the exploratory or preclinical phase, those in early- or late-stage clinical trials, as well as those pending regulatory approval or supporting development of products that have already obtained regulatory approval.

The growth in discovery, clinical and lifecycle management R&D expenses in 2015 as compared to 2014 was impacted by the following:

•	Increased development costs supporting oncology programs, including nal-IRI for the treatment of metastatic pancreatic cancer, and pacritinib for the treatment of myelofibrosis;

•	Increased investments in research projects related to the development and manufacture of hemophilia treatments, including gene therapy development.

•	Increased costs supporting development of treatments using immunoglobulin therapies.

•

An agreement with SFJ Pharmaceuticals Group (SFJ) that the company entered into in 2015 for the reimbursement of certain biosimilar development costs, which resulted in less R&D expenses for the company in 2015 compared to 2014. Biosimilar development costs in 2015 funded by SFJ were $58 million. The SFJ agreement is further discussed in Note 5 in Item 8 of this Annual Report on Form 10-K.

•	Partial offset from the impact of foreign currency fluctuations, including strengthening of the U.S. dollar relative to the Euro in 2015 as compared to 2014.

The growth in discovery, clinical and lifecycle management R&D expenses in 2014 as compared to 2013 included the following:

•	Increased expenses supporting the development of ADYNOVATE, which was submitted for U.S. regulatory approval in December 2014 and launched in November 2015.

•	Increased investments related to biosimilar development.

•	Partial offset for lower expenses associated with the company’s Alzheimer’s program, which was suspended in 2013 following a Phase III trial that did not meet its primary endpoint.

Upfront and milestone payments to collaboration partners during 2015 included an accrued expense of $175 million for an upfront payment to Symphogen related to the development of early-stage immuno-oncology therapies, as well as milestone payments totaling $215 million. Milestone payments included payments to Merrimack related to the development of nal-IRI, a pancreatic cancer drug, Coherus related to the development of a biosimilar to ENBREL® (etanercept), and CTI BioPharma Corp. (CTI BioPharma) related to the development of pacritinib.

Upfront and milestone payments to collaboration partners during 2014 included an upfront payment of $100 million to Merrimack and milestone payments totaling $117 million primarily to Coherus, CTI BioPharma and Momenta for the development of biosimilars.

Upfront and milestone payments to collaboration partners in 2013 included payments totaling $78 million to Coherus and CTI BioPharma.

Other research and development expenses include costs not directly attributable to individual projects and include depreciation and other facility-based expenses, medical and regulatory affairs functions, pharmacovigilance, other infrastructure and management costs supporting multiple projects, as well as special items such as impairment charges, business optimization items and separation costs. The following special items were reported in other research and development expenses during the periods presented above:

•	IPR&D impairment charge of $81 million during 2015, primarily related to IPR&D acquired in the 2014 acquisition of AesRx.

•	Business optimization items consisting of a $9 million benefit during 2015 and net charges of $21 million and $24 million during 2014 and 2013, respectively.

•	Separation costs of $15 million and $13 million during 2015 and 2014, respectively.

Excluding the impact of the special items described above, other R&D expenses increased 20% during 2015 and 12% during 2014, primarily due to investments in infrastructure to support a standalone R&D function and several key projects in the company’s R&D pipeline, as well as increased expenses related to medical affairs.

Net Interest Expense

On June 23, 2015, Baxalta issued debt directly attributable to its business and began recording interest expense. Net interest expense during 2015 of $48 million primarily reflects interest expense associated with the June 2015 debt issuance and is net of portions capitalized, amortization of deferred hedging gains and losses, and interest income. The June 2015 debt issuance is further discussed in the “Liquidity and Capital Resources” section below.

Prior to the June 2015 debt issuance, Baxter’s third-party debt and the related interest expense were not allocated to the company as the company was not the legal obligor of the debt and Baxter borrowings were not directly attributable to the company’s business.

Other (Income) Expense, Net

During 2015, other (income) expense, net was $102 million of income and consisted primarily of the following items:

•

Gains of $97 million, a special item, due to adjustments in the fair value of contingent payment liabilities associated primarily with the 2014 acquisition of AesRx and the 2013 acquisition of Chatham.

•	Gains from the sale of investments and equity method income totaling $31 million.

•

Unrealized foreign currency losses of $25 million following an announcement from the Argentine government lifting currency controls, resulting in the Argentine Peso devaluing nearly 30% in one day, a special item.

•	Other-than-temporary impairment charges of $14 million due to the duration of declines in fair value of three of the company’s investments.

During 2014, other (income) expense, net was $104 million of expense and consisted primarily of the following items:

•

Loss of $124 million, a special item, resulting from an increase in the fair value of a contingent payment liability associated with the acquisition of OBIZUR and related assets from Inspiration / Ipsen.

•	Other-than-temporary impairment charge of $45 million, a special item, to write-down the company’s investment in the common stock of Onconova to its fair value.

•	Income from equity method investments of $64 million which primarily represented distributions from funds that sold portfolio companies as well as gains from the sale of certain investments.

During 2013, other (income) expense, net was $1 million of expense and consisted primarily of the following items:

•	Income from equity method investments of $23 million.

•

Loss of $18 million, a special item, resulting from an increase in the fair value of a contingent payment liability associated with the acquisition of OBIZUR and related assets from Inspiration / Ipsen.

Income Taxes

Effective Income Tax Rate

The effective income tax rate for continuing operations was 22.5% in 2015, 22.6% in 2014 and 20.1% in 2013. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to state and local taxes, certain operations that are subject to tax incentives and foreign taxes that are different from the U.S. federal statutory rate.

The average foreign effective tax rate on international pre-tax income was 9.0%, 5.4% and 5.3% for 2015, 2014 and 2013, respectively. The company’s average foreign effective tax rate was lower than the U.S. federal statutory rate as a result of tax incentives in jurisdictions outside of the United States, as well as foreign earnings in tax jurisdictions with lower statutory rates than the United States. In addition, the effective tax rate can be affected each period by discrete factors and events. Refer to Note 14 in Item 8 of this Annual Report on Form 10-K for further information regarding the company’s income taxes.

The effective income tax rate in 2015 was comparable to the effective tax rate in 2014. The impact of an increase in charges related to the separation that were deductible at tax rates higher than the effective rate and a decrease in the non-deductible charge for the Branded Prescription Drug Fee were largely offset by an increase in charges associated with upfront and milestone payments made to collaboration partners that were deductible at tax rates lower than the effective tax rate.

The effective income tax rate in 2014 increased as compared to 2013 primarily due to an increase in the company’s Branded Prescription Drug Fee, which is not deductible for federal income tax purposes, a change to the earnings mix from lower tax to higher tax rate jurisdictions and a reduction in reversals of reserves for uncertain tax position benefits.

LIQUIDITY AND CAPITAL RESOURCES

The company believes that its existing capital resources, as supplemented by its cash flows generated from operating activities, will be adequate to satisfy its operations and capital needs for the foreseeable future. However, its ability to fund its operations and capital needs could be adversely affected if there is a material decline in the demand for the company’s products or in the solvency of its customers or suppliers, deterioration in the company’s key financial ratios or credit ratings or other significant unfavorable changes in conditions.

Financial Condition

The following table summarizes components of the company’s financial condition as of December 31, 2015 and 2014:

as of December 31 (in millions)	2015	2014
Cash and equivalents	$1,001	$—

Current assets (including cash and equivalents)	$4,708	$3,093
Current liabilities	1,911	1,640

Working capital	$2,797	$1,453

Current maturities of long-term debt and capital lease obligations	$3	$—
Long-term debt and capital lease obligations	5,265	275

Total debt and capital lease obligations	$5,268	$275

Cash and Equivalents

The company’s investment policy allows it to invest its cash in highly-liquid investment vehicles, including institutional money market funds, certificates of deposits or time deposit accounts.

Prior to the separation, Baxalta participated in Baxter’s centralized treasury management system, which included centralized cash pooling and overall financing arrangements. At December 31, 2014, Baxalta did not report cash and equivalents on its balance sheet due to its participation in Baxter’s centralized treasury management system.

Working Capital

The company’s working capital is calculated as current assets, including cash and equivalents, less current liabilities. The increase in working capital is driven by $1.0 billion of cash and equivalents as of December 31, 2015, compared to zero cash and equivalents in working capital as of December 31, 2014 due to the company’s participation in Baxter’s centralized treasury management system prior to the separation. Refer to the “Historical Cash Flow Trends” discussion below for information regarding changes in the company’s cash and equivalents.

Excluding cash and equivalents, the company’s working capital as of December 31, 2015 of $1.8 billion increased compared to $1.5 billion as of December 31, 2014, driven by the following factors:

•	Increases in inventory and receivables (including due from Baxter) due to growth in the company’s commercial operations.

•	Decrease in income tax payables due largely to the basis of preparation included in the carve-out financial statements, as further discussed in the “Historical Cash Flow Trends” section below.

Partially offsetting the factors above was an increase in accounts payable and other accrued liabilities, including a $175 million accrual for an upfront collaboration payment made to Symphogen in January 2016.

Debt and capital lease obligations

Senior Notes

On June 23, 2015, the company issued senior notes with a total aggregate principal amount of $5 billion. The company used the net proceeds to make a cash distribution of $4 billion to Baxter as partial consideration for the contribution of net assets to the company in connection with the separation, and the remainder has been or is intended to be used for general corporate purposes, including funding of acquisitions. The $4 billion cash distribution to Baxter was made on June 23, 2015. The $5 billion in senior notes consist of the following tranches:

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

Refer to Note 9 in Item 8 of this Annual Report on Form 10-K for information regarding interest rate derivative contracts the company has entered into related to the senior notes.

Prior to the June 2015 debt issuance, no debt was allocated to Baxalta because Baxalta was not the legal obligor of the debt and the borrowings were not directly attributable to Baxalta’s business.

Capital lease obligations

The company leases certain facilities under capital leases. During 2014, the company entered into a leasing arrangement for a new global innovation center in Cambridge, Massachusetts and recorded a capital lease obligation of $263 million. During 2015, the company entered into a leasing arrangement for its corporate headquarters in Bannockburn, Illinois and recorded a capital lease obligation of $41 million. As of December 31, 2015 and 2014, the company’s total capital lease obligations, including current portion, were $319 million and $275 million, respectively.

Sources and Uses of Cash

Baxalta expects its principal uses of cash in the future would be primarily to fund its operations, working capital needs, capital expenditures, repayment of borrowings, strategic investments and dividends paid to shareholders. Refer to the “Historical Cash Flow Trends” section below for further discussion of the company’s cash flows during the years ended December 31, 2015, 2014 and 2013.

The company’s principal sources of cash include its operating cash flows and current or future financing arrangements, including the June 2015 senior note issuance described above and liquidity provided by credit facilities, including those described below. Pursuant to the merger agreement with Shire, there are limitations on the amount of future indebtedness the company can incur.

In July 2015, the company entered into a credit agreement providing for a senior revolving credit facility that provides the company with access to an aggregate principal amount of up to $1.2 billion maturing in 2020, of which no amounts are currently outstanding. Effective November 12, 2015 the company entered into Amendment No. 1 to the credit agreement. The amendment narrowed the definition of “Change of Control.” The other material terms of the credit agreement, including covenants, remained unchanged. The facility enables the company to borrow funds on an unsecured basis at variable interest rates, and contains various financial and other covenants, including a net leverage ratio covenant and an interest coverage ratio covenant, as well as events of default with respect to the company. The credit facility also provides for the issuance of letters of credit, which reduces the maximum capacity of this facility. At December 31, 2015, the amount of letters of credit issued was insignificant.

The company also entered into a Euro-denominated senior revolving credit facility in an aggregate principal amount of up to €200 million maturing in 2020, with similar terms as the above credit facility, of which no amounts are currently outstanding. Effective November 12, 2015, the company entered into an amendment to this credit facility. Similar to the amendment discussed above, this amendment narrows the definition of “Change of Control.” The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

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

Dividends and Share Repurchase Authorization

On July 28, 2015, Baxalta’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which was paid on October 1, 2015 to shareholders of record as of the close of business on September 4, 2015. On November 28, 2015, Baxalta’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which was paid on January 4, 2016, to shareholders of record as of the close of business on December 17, 2015. On February 23, 2016, Baxalta’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock, which is payable on April 1, 2016 to shareholders of record as of the close of business on March 10, 2016. Pursuant to the merger agreement with Shire, the company is prohibited from declaring a quarterly dividend in excess of $0.07 per share.

On July 28, 2015, Baxalta’s Board of Directors approved a share repurchase authorization which allowed the company to repurchase up to $1 billion of its common stock. The company did not repurchase any of its common stock during 2015, and pursuant to the merger agreement with Shire, the company may not repurchase or otherwise acquire its own common stock.

Historical Cash Flow Trends

The company’s historical cash flows reflect both continuing and discontinued operations.

years ended December 31 (in millions)	2015	2014	2013
Net cash provided from operations	$799	$1,373	$1,548
Net cash used for investing activities	(2,293)	(501)	(977)
Net cash provided from (used for) financing activities	2,492	(872)	(571)
Effect of foreign exchange rate changes on cash and equivalents	3	—	—

Change in cash and equivalents	$1,001	$—	$—

Net Cash Provided From Operations

The decrease in net cash provided by operations during 2015 as compared to the prior year was driven by lower net income excluding certain non-cash charges and gains. Sales growth and the resulting growth in gross profit was more than offset by increased expenses, including from separation costs and increased investments in the R&D pipeline. Also contributing to the decrease in net cash provided from operations was an increase in certain working capital items, including accounts receivables and inventories, as the company supports growth in its commercial operations. The basis of preparation of the carve-out financial statements also unfavorably impacted the change in operating cash flows:

•

The company’s 2015 net cash provided from operations reflects an annual settlement of the company’s current income tax payable account on January 1, 2015 of $356 million and an additional $119 million paid to taxing authorities as a stand-alone company in the second half of the year.

•	The company also incurred operating cash outflows associated with interest expense in 2015 which compares to no interest payments in 2014.

The company’s net cash provided from operations for the second half of 2015 (period following the separation) was $608 million, which reflected growth as compared to net cash provided by operations of $191 million during the first six months of 2015 (period before the separation). The growth was driven in part by:

•

The basis of preparation of the carve-out financial statements in periods prior to the separation regarding the current income tax payable, as described above, resulting in higher outflows in the first half of 2015 as compared to the second half.

•	Lower cash outflows associated with working capital, including the impact of the annual settlement of certain incentive compensation programs during the first half of the year.

Net cash provided by operations decreased in 2014 as compared to 2013 as the impact of sales growth was more than offset by an increase in tax-related items, increased payments to collaboration partners upon the achievement of R&D related milestones and the settlement of the company’s plasma-related litigation.

Net Cash Used For Investing Activities

The company’s net cash used for investing activities increased in 2015 as compared to 2014 due primarily to increased cash outflows for acquisitions and a 2014 cash inflow of $640 million from the sale of the commercial vaccines business. The divestiture of the commercial vaccines business drove the decrease in 2014 as compared to 2013.

Cash outflows for acquisitions, net of cash acquired during 2015, 2014 and 2013 were $1.2 billion, $185 million and $111 million, respectively. During 2015, cash outflows for acquisitions, net of cash acquired included $890 million for the acquisition of the ONCASPAR business from Sigma-Tau and $228 million for the acquisition of SuppreMol, a privately held biopharmaceuticals company based in Germany. During 2014, cash outflows for acquisitions, net of cash acquired included $100 million for an upfront collaboration payment to Merrimack and $70 million and $15 million for the acquisitions of Chatham and AesRx, respectively. During 2013, cash outflows for acquisitions, net of cash acquired, included $51 million for the acquisition of OBIZUR and related assets from Inspiration / Ipsen, $30 million for an upfront collaboration payment to Coherus and $30 million for an upfront collaboration payment to CTI BioPharma.

Capital expenditures during 2015, 2014 and 2013 were $1.2 billion, $970 million and $797 million, respectively. The increase in capital expenditures in 2015 compared to 2014 was driven by several projects aimed at improving manufacturing capacity for the company’s products, including increased expenditures associated with the construction of the Covington, Georgia manufacturing facility. A significant portion of the construction has been completed as of December 31, 2015 and commercial production is expected to begin in 2018. The increase in 2015 was also driven by expenditures related to the company’s corporate headquarters in Bannockburn, Illinois and its global innovation center located in Cambridge, Massachusetts. In 2014 as compared to 2013, capital expenditures associated with the Covington, Georgia facility primarily drove the increase.

Net Cash Provided From (Used For) Financing Activities

Proceeds from the issuance of long-term debt totaled $4.9 billion during 2015 and reflected cash inflows from the debt issuance described above, and were net of a debt discount and deferred issuance costs totaling $59 million. The company also reported proceeds and excess tax benefits from share-based payments under employee benefit plans of $64 million and dividend payments of $47 million during 2015.

Other cash provided from or used for financing activities during the periods presented above primarily reflected net cash outflows from transactions with Baxter, which were $2.5 billion, $856 million and $571 million during 2015, 2014 and 2013, respectively. The net transactions with Baxter during 2015 included a $4 billion cash distribution to Baxter as partial consideration for the contribution of assets to Baxalta from Baxter in connection with the separation and cash contributions received from Baxter in connection with the formation of Baxalta legal entities. As of July 1, 2015, outstanding pre-separation receivables and payables with Baxter were reclassified from net parent company investment to due to or from Baxter in the consolidated balance sheet. The settlement of these outstanding pre-separation receivables and payables with Baxter are reported in financing activities in periods following the separation because an operating cash flow associated with these transactions would have already been reported prior to the separation.

Concentration of Credit Risk

Baxalta engages in business with foreign governments in certain countries that have experienced deterioration in credit and economic conditions, including Greece, Spain, Portugal, Italy and Brazil. As of December 31, 2015, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $80 million, of which Greece receivables represented an immaterial balance. The company also has significant accounts receivable related to its Hemobrás partnership in Brazil totaling $207 million at December 31, 2015.

Global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. While the company believes that its allowance for doubtful accounts as of December 31, 2015 is adequate, future governmental actions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur additional credit losses that materially impact its results of operations.

Off-Balance Sheet Arrangements

Baxalta periodically enters into off-balance sheet arrangements. Certain contingencies arise in the normal course of business, and, in accordance with GAAP, are not recorded in the consolidated or combined balance sheet (such as contingent milestone payments associated with the company’s collaboration agreements). Also, upon resolution of uncertainties, the company may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications).

The company’s significant off-balance sheet arrangements and contingencies are discussed in the consolidated and combined financial statements in Item 8 of this Annual Report on Form 10-K. Refer to Note 5, Note 11 and Note 16 in Item 8 for information regarding collaboration agreements, indemnifications and legal contingencies.

Contractual Obligations

As of December 31, 2015, the company had contractual obligations, excluding accounts payable and accrued liabilities, payable or maturing in the following periods:

(in millions)	Total	Less than one year	One to three years	Three to five years	More than five years
Debt and capital lease obligations	$5,450	$3	$799	$1,036	$3,612
Interest on debt and capital lease obligations(a)	2,455	170	338	307	1,640
Operating leases	382	58	98	65	161
Other long-term liabilities(b)	712	5	82	80	545
Purchase obligations(c)	1,771	602	624	427	118

Contractual obligations	$10,770	$838	$1,941	$1,915	$6,076

(a)

Interest payments on capital lease obligations are calculated for future periods using interest rates in effect at the end of 2015. The projected payments only pertain to obligations outstanding at December 31, 2015.

(b)

Other long-term liabilities include long-term obligations recorded on the company’s consolidated balance sheet as of December 31, 2015 that are not presented separately within the table above. They include, among other items, the fair value of contingent payment liabilities associated with acquisitions and deferred tax liabilities. The company projected the timing of the future cash payments of its other long-term liabilities based on contractual maturity dates (where applicable) and estimates of the timing of payments (for liabilities with no contractual maturity dates). The actual timing of payments could differ from the estimates.

(c)

Includes the company’s significant contractual unconditional purchase obligations. For cancelable agreements, any penalty due upon cancellation is included. These commitments do not exceed the company’s projected requirements and are in the normal course of business. Examples include firm commitments for raw material purchases, utility agreements and service contracts.

The following items have been excluded from the table above:

•

The company is contractually obligated to pay third parties upon the achievement of development, regulatory and commercial milestones, as well as potential royalty payments, associated with its collaboration agreements. Obligations associated with these arrangements have not been incurred and as such have not been recorded on the company’s consolidated balance sheet. Potential future milestone payments associated with the company’s collaborations were approximately $2.1 billion as of December 31, 2015 which excludes potential royalty payments. Of the potential $2.1 billion, the company anticipates less than $235 million of potential payments will become payable in 2016.

•	An unfunded commitment at December 31, 2015 of $79 million as a limited partner in multiple investment companies, in which the timing of future payments is uncertain.

•	Long-term liability relating to gross unrecognized tax benefits of $17 million at December 31, 2015, in which the timing of reversal is uncertain.

•

Long-term liabilities relating to pension and other post-employment benefits of $499 million and related cash outflows, in which timing of funding is uncertain and dependent on future movements in interest rates and investment returns, changes in laws and regulations and other variables.

NEW ACCOUNTING STANDARDS

Refer to Note 2 in Item 8 of this Annual Report on Form 10-K for information regarding new accounting standards, which is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 2 in Item 8 of this Annual Report on Form 10-K. Certain of the company’s accounting policies are considered critical because these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments by the company, often requiring the use of estimates about the effects of matters that are inherently uncertain. Actual results that differ from the company’s estimates could have an unfavorable effect on the company’s results of operations and financial position. The company applies estimation methodologies consistently from year to year. The following is a summary of accounting policies that the company considers critical to the combined financial statements.

Revenue Recognition, Related Provisions and Allowances

The company’s policy is to recognize revenues from product sales when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The shipping terms for the majority of the company’s revenue arrangements indicate that title and risk of loss pass at delivery.

The company periodically and systematically evaluates the collectability of accounts receivable and determines the appropriate reserve for doubtful accounts. In determining the amount of the reserve, the company considers historical credit losses, the past-due status of receivables, payment history and other customer-specific information, and any other relevant factors or considerations.

Provisions for rebates, chargebacks to wholesalers and distributors, returns, and discounts (collectively, “sales deductions”) are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. The sales deductions are based primarily on estimates of the amounts earned or will be claimed on such sales. The company’s most significant and judgmental sales deductions are rebates and wholesaler and distributor chargebacks.

Rebates include amounts estimated to be paid to third parties based either on contractual obligations that vary by product, customer or statutory requirements. Contractual rebate obligations are based on units sold, customer inventory levels, forecasted customer buying patterns and historical experience. Contractual rebate obligations are settled up to 12 months after date of sale, and accruals are adjusted throughout the contract period as actual contract performance measures become known. Statutory rebate estimates, which include payments under Medicaid, TRICARE and Medicare Part D reimbursement programs, are generally based on historical payment data and estimates of future utilization based on established formulas or requirements, including the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. All liabilities associated with rebates are reviewed regularly taking into consideration known market events and trends as well as internal and external historical data. The company believes the methodology used to accrue rebates is reasonable and appropriate given the current circumstances and facts.

Chargeback provisions are based on the differential of product acquisition prices paid by wholesalers and distributors and prices paid by eligible customers under product pricing or customer contractual agreements, and may fluctuate based on channel strategy shifts, inventory levels, and end customer pricing strategies and mix. Such amounts are generally settled within one year of initial shipment.

Legal Contingencies

The company is involved in product liability, patent, commercial, regulatory and other legal proceedings that arise in the normal course of business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. The company has established reserves for certain of its legal matters. At December 31, 2015, total legal liabilities were $23 million.

The company’s loss estimates are generally developed in consultation with outside counsel and are based on analyses of potential outcomes. With respect to the recording of any insurance recoveries, after completing the assessment and accounting for the company’s legal contingencies, the company separately and independently analyzes its insurance coverage and records any insurance recoveries that are probable of occurring at the gross amount that is expected to be collected. In performing the assessment, the company reviews available information, including historical company-specific and market collection experience for similar claims, current facts and circumstances pertaining to the particular insurance claim, the financial viability of the applicable insurance company or companies, and other relevant information.

While the liability of the company in connection with certain claims cannot be estimated with certainty, and although the resolution in any reporting period of one or more of these matters could have a significant impact on the company’s results of operations and cash flows for that period, the outcome of these legal proceedings is not expected to have a material adverse effect on the company’s consolidated financial position. While the company believes it has valid defenses in these matters, litigation is inherently uncertain, excessive verdicts do occur, and the company may in the future incur material judgments or enter into material settlements of claims.

Income Taxes

The company accounts for income taxes under the asset and liability method. Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax laws. Deferred taxes are provided using enacted tax rates on the future tax consequences of temporary differences, which are the differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and the tax benefits of carryforwards. A valuation allowance is established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, the company evaluates factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The realizability assessments made at a given balance sheet date are subject to change in the future, particularly if earnings of a subsidiary are significantly higher or lower than expected, or if the company takes operational or tax planning actions that could impact the future taxable earnings of a subsidiary.

In the normal course of business, the company is audited by federal, state and foreign tax authorities, and is periodically challenged regarding the amount of taxes due. These challenges relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. The company believes its tax positions comply with applicable tax law and the company intends to defend its positions. In evaluating the exposure associated with various tax filing positions, the company records reserves for uncertain tax positions in accordance with GAAP, based on the technical support for the positions, the company’s audit experience with similar situations, and potential interest and penalties related to the matters. The company’s results of operations and effective tax rate in a given period could be impacted if, upon final resolution with taxing authorities, the company prevailed in positions for which reserves have been established, or was required to pay amounts in excess of established reserves.

Valuation of Intangible Assets, Including IPR&D

The company acquires intangible assets and records them at fair value. Valuations are generally completed for business acquisitions using a discounted cash flow analysis, incorporating the stage of completion and consideration of market participant assumptions. The most significant estimates and assumptions inherent in a discounted cash flow analysis include the amount and timing of projected future cash flows, the discount rate used to measure the risks inherent in the future cash flows, the assessment of the asset’s life cycle, and the competitive and other trends impacting the asset, including consideration of technical, legal, regulatory, economic and other factors. Each of these factors and assumptions can significantly affect the value of the intangible asset.

Acquired IPR&D is the value assigned to acquired technology or products under development which have not received regulatory approval and have no alternative future use.

Acquired IPR&D included in a business combination is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition are expensed as incurred. Upon receipt of regulatory approval of the related technology or product, the indefinite-lived intangible asset is then accounted for as a finite-lived intangible asset and amortized on a straight-line basis over its estimated useful life. If the R&D project is abandoned, the indefinite-lived asset is charged to expense.

R&D acquired in transactions that are not business combinations is expensed immediately. For such transactions, payments made to third parties on or after regulatory approval are capitalized and amortized over the remaining useful life of the related asset, and are classified as intangible assets.

Due to the inherent uncertainty associated with R&D projects, there is no assurance that actual results will not differ materially from the underlying assumptions used to prepare discounted cash flow analyses, nor that the R&D project will result in a successful commercial product.

Valuation of Contingent Consideration Resulting from Business Combinations

The company recognizes contingent consideration liabilities resulting from business combinations at estimated fair value on the acquisition date. The contingent consideration liabilities are revalued subsequent to the acquisition date with changes in fair value recognized in earnings. Contingent payments related to acquisitions consist of development, regulatory and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. Significant estimates and assumptions required for these valuations include the probability of achieving milestones, product sales projections under various scenarios and discount rates used to calculate the present value of the estimated payments. Changes in the fair value of contingent consideration liabilities result from changes in these estimates and assumptions. Significant judgment is employed in determining the appropriateness of the estimates and assumptions as of the acquisition date and in post-acquisition periods. Accordingly, the use of alternative estimates or assumptions would increase or decrease the estimated fair value of contingent consideration liabilities, and could materially impact the company’s results of operations in any given period. At December 31, 2015 the company’s consolidated balance sheet included $433 million of contingent consideration liabilities resulting from business combinations.

Impairment of Assets

Goodwill and other indefinite-lived intangible assets are subject to impairment reviews annually, and whenever indicators of impairment exist. The company performs an annual impairment review of goodwill in the fourth quarter of each year. No goodwill impairment was recorded in 2015, 2014 or 2013. For the annual impairment review, the company may elect to complete a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and, if the company determines it is not, then it would not be required to calculate the fair value of the reporting unit. For its 2015 annual impairment review, the company elected to complete the qualitative assessment and concluded further quantitative testing was not required. The company performs a qualitative assessment of other indefinite-lived intangible assets, including IPR&D, at least annually. If the intangible asset is determined to be more likely than not impaired as a result of the assessment, the company completes a quantitative impairment test.

Intangible assets with definite lives and other long-lived assets (such as fixed assets) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The company’s impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, foreign currency exchange rates, the selection of an appropriate discount rate, asset groupings, and other assumptions and estimates. The estimates and assumptions used are consistent with the company’s business plans and a market participant’s views of the company and similar companies. The use of alternative estimates and assumptions could increase or decrease the estimated fair values of the assets, and potentially result in different impacts to the company’s results of operations. Actual results may differ from the company’s estimates.

Pension and Other Postemployment Benefit (OPEB) Plans

Background and impact of separation from Baxter

Prior to the second quarter of 2015 and with the exception of certain Austrian defined benefit pension plans, of which Baxalta was the sole sponsor, the company’s employees participated in certain U.S. and international defined benefit pension and other post-employment benefit (OPEB) plans sponsored by Baxter. Baxalta accounted for these plans as multiemployer plans prior to the second quarter of 2015, at which time no liabilities or plan assets were included in the company’s combined balance sheets.

During the second quarter of 2015, Baxalta assumed certain pension and OPEB obligations and plan assets related to newly-created single employer plans for Baxalta employees, as well as pension obligations and plan assets associated with its employees who participated in certain plans that split following the separation. The company accounted for certain plans with delayed split dates as multiple-employer plans beginning in the second quarter of 2015 because the company was responsible for its employees retiring during the interim period.

Measurement of funded status and net periodic benefit cost

The valuation of the funded status and net periodic benefit cost for the company’s pension and OPEB plans is calculated using actuarial assumptions. These assumptions are reviewed at least annually, and revised if appropriate. The significant assumptions include the following:

•	interest rates used to discount pension and OPEB plan liabilities;

•	the long-term rate of return on pension plan assets;

•	rates of increases in employee compensation (used in estimating liabilities);

•	anticipated future healthcare costs (used in estimating the OPEB plan liability); and

•	other assumptions involving demographic factors such as retirement, mortality and turnover (used in estimating liabilities).

Selecting assumptions involves an analysis of both short-term and long-term historical trends and known economic and market conditions at the time of the valuation (also called the measurement date). The use of different assumptions would result in different measures of the funded status and net cost. Actual results in the future could differ from expected results. The company is not able to estimate the probability of actual results differing from expected results, but believes its assumptions are appropriate.

The company’s key assumptions are listed in Note 12 in Item 8 of this Annual Report on Form 10-K.

FORWARD-LOOKING INFORMATION

This annual report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. All statements in this Annual Report on Form 10-K, other than statements of historical facts, including statements about future events or financial performance, are forward-looking statements that involve certain risks and uncertainties

These forward-looking statements may include statements with respect to accounting estimates and assumptions, the company’s expectations regarding the separation, including separation costs, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, geographic expansion, the impact of competition, future sales growth, business development activities, business optimization initiatives, future capital and R&D expenditures, future transactions in the company’s securities and debt issuances, the impact of healthcare reform, manufacturing expansion, the sufficiency of the company’s facilities, financial flexibility, future cash flows, the adequacy of credit facilities, derivative instruments and capitalization, tax provisions and reserves, Baxalta’s effective tax rate, the impact on the company of recent tax legislation, the expected impact of the separation and all other statements that do not relate to historical facts.

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

•	the company’s ability to develop and sustain relationships with institutional partners;

•	the impact of global economic conditions on the company and its customers and suppliers, including foreign governments in certain countries in which the company operates;

•	fluctuations in foreign exchange and interest rates;

•	any changes in law concerning the taxation of income, including income earned outside of the United States;

•	breaches or failures of the company’s information technology systems;

•	loss of key employees or inability to identify and recruit new employees;

•	the outcome of pending or future litigation;

•	the adequacy of the company’s cash flows from operations to meet its ongoing cash obligations and fund its investment program;

•	the company’s ability to successfully develop and introduce biosimilar products;

•	the company’s operations as an independent company;

•	the costs and temporary business interruptions related to the separation;

•	Baxter’s performance under various transaction agreements that were executed as part of the separation;

•

the company’s ability to transition away from the services to be provided by Baxter pursuant to the transition services agreement, manufacturing and supply agreement and other agreements with Baxter in a timely manner;

•	potential indemnification liabilities owed to Baxter after the separation;

•	the tax treatment of the distribution and the limitations imposed on the company under the tax matters agreement that the company entered into with Baxter;

•	restrictions on post-separation activities in order to preserve the tax-free treatment of the separation;

•	potential conflicts of interest for certain of the company’s executive officers and directors because of their previous or continuing positions at Baxter;

•	the company’s ability to achieve benefits from the separation in a timely manner;

•	the company’s ability to access the capital markets following the separation from Baxter;

•	changes to the timing of the subsequent disposal of the equity retained by Baxter;

•	the inability to complete the Merger due to the failure to obtain the approval of Baxalta’s or Shire’s stockholders or the failure to satisfy other conditions to completion of the Merger;

•	the failure to obtain regulatory approvals required for the Merger, or required regulatory approvals delaying the Merger or causing the parties to abandon the Merger;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement;

•	the outcome of any legal proceeding instituted against Baxalta and others following the announcement of the Merger;

•	the amount of the costs, fees, expenses and charges related to the Merger;

•	the effect of the announcement of the Merger on Baxalta’s client relationships, operating results and business generally, including without limitation the ability to retain key employees;

•	the failure of Shire to obtain the necessary financing for the Merger;

•	the risk that the benefits of the Merger, including synergies, may not be fully realized or may take longer to realize than expected;

•	the failure of relevant tax opinions that are a condition to the Merger to be obtained on acceptable conditions or at all;

•	the risk that the Merger may not advance the combined company’s business strategy;

•	the risk that the combined company may experience difficulty integrating Baxalta’s employees or operations;

•

the potential diversion of Baxalta’s management’s attention resulting from the proposed Merger and of the combined company’s management’s attention resulting from integration issues after the Merger; and

•	other factors identified elsewhere in this Annual Report on Form 10-K, including the risk factors described in Item 1A of this Annual Report on Form 10-K, and in other filings with the SEC.

Actual results may differ materially from those projected in the forward-looking statements. The company does not undertake to update its forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Currency Risk

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Japanese Yen, British Pound, Swiss Franc, Australian Dollar, Turkish Lira, Russian Ruble, Chinese Renminbi, Colombian Peso and Argentine Peso. The company manages its foreign currency exposures on a consolidated basis, which allows the company to net exposures and take advantage of any natural offsets. In addition, the company uses derivative and nonderivative financial instruments to further reduce the net exposure to foreign exchange. Gains and losses on the hedging instruments offset losses and gains on the hedged transactions and reduce the earnings and shareholders’ equity volatility relating to foreign exchange. Financial market and currency volatility may limit the company’s ability to hedge these exposures in a cost-effective manner.

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of December 31, 2015 is 12 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at December 31, 2015, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $13 million would decrease by $43 million resulting in a net liability.

The sensitivity analysis model recalculates the fair value of the foreign exchange option and forward contracts outstanding at December 31, 2015 by replacing the actual exchange rates at December 31, 2015 with exchange rates that are 10% weaker to the actual exchange rates for each applicable currency. All other factors are held constant. The sensitivity analysis disregards the possibility that currency exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency. The analysis also disregards the offsetting change in value of the underlying hedged transactions and balances.

The consolidated statement of income is exposed to currency risk from various transactions, including intercompany receivables / payables, where the denominated currency of the transaction differs from the functional currency of one or more of the company’s subsidiaries. A sensitivity analysis that measures the unfavorable impact to income from continuing operations before income taxes from a hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies indicates an unfavorable impact of $25 million as of December 31, 2015. This sensitivity analysis holds all other variables equal and does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that the company has historically utilized to mitigate its exposure to movements in foreign exchange rates.

The company is also exposed to translation risk on non-U.S. dollar-denominated net assets. A sensitivity analysis indicated that a hypothetical 10% strengthening of the U.S. dollar relative to the Euro, Japanese Yen, British Pound, Swiss Franc, and Australian Dollar, the company’s most significant foreign currency exposures, would decrease net assets by $368 million. The change in net assets associated with the translation of these currencies is generally recorded as currency translation adjustment within accumulated comprehensive income in shareholder’s equity of the company’s consolidated balance sheets.

Interest Rate and Other Risks

In June 2015, the company issued senior notes with a total aggregate principal amount of $5 billion. The $5 billion of senior notes includes both fixed- and floating interest rates. As a result of the June 2015 debt offering, the company is exposed to the risk that its earnings or cash flows could be adversely impacted by fluctuations in interest rates. The company’s policy is to manage this risk to an acceptable level, which includes using interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt.

As part of its risk management program, the company performs sensitivity analyses to assess potential gains and losses in earnings related to hypothetical movements in interest rates. A 23 basis-point increase in interest rates (approximately 10% of the company’s weighted-average interest rate from the June 2015 debt issuance through December 31, 2015) affecting the company’s financial instruments, including debt obligations and related derivatives, would have an immaterial effect on the company’s 2015 earnings and on the fair value of the company’s fixed-rate debt as of December 31, 2015.

With respect to the company’s investments, the company believes any reasonable possible near-term losses in earnings, cash flows and fair values would not be material to the company’s consolidated financial position.

Item 8.	Financial Statements and Supplementary Data.

BAXALTA INCORPORATED

CONSOLIDATED AND COMBINED BALANCE SHEETS

as of December 31 (in millions, except share data)	2015	2014
Assets

Current Assets:
Cash and equivalents	$1,001	$—
Accounts and other current receivables, net	914	960
Inventories	2,173	1,960
Prepaid expenses and other	620	173

Total current assets	4,708	3,093

Property, plant and equipment, net	5,034	4,192
Goodwill	829	565
Other intangible assets, net	1,295	459
Deferred income taxes	214	43
Other long-term assets	249	231

Total assets	$12,329	$8,583

Liabilities and Equity

Current Liabilities:
Current maturities of long-term debt and lease obligations	$3	$—
Accounts payable	706	484
Accrued liabilities	1,202	1,156

Total current liabilities	1,911	1,640

Long-term debt and capital lease obligations	5,265	275
Deferred income taxes	181	72
Other long-term liabilities	1,048	849

Commitments and contingencies

Equity:
Common stock, $0.01 par value (shares authorized of 2,500,000,000 at December 31, 2015 and zero at December 31, 2014, shares issued and outstanding of 679,287,500 at December 31, 2015 and zero at December 31, 2014)	7	—
Additional paid-in capital	4,103	—
Net parent company investment	—	6,180
Retained earnings	309	—
Accumulated other comprehensive loss	(495)	(433)

Total equity	3,924	5,747

Total liabilities and equity	$12,329	$8,583

The accompanying notes are an integral part of these consolidated and combined financial statements.

BAXALTA INCORPORATED

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

years ended December 31 (in millions, except per share amounts)	2015	2014	2013
Net sales	$6,148	$5,952	$5,555
Cost of sales	2,386	2,443	2,329

Gross margin	3,762	3,509	3,226

Selling, general and administrative expenses	1,442	1,053	1,017
Research and development expenses	1,176	820	595
Net interest expense	48	—	—
Other (income) expense, net	(102)	104	1

Income from continuing operations before income taxes	1,198	1,532	1,613
Income tax expense	270	346	325

Net income from continuing operations	928	1,186	1,288
Income from discontinued operations, net of tax	28	551	—

Net income	$956	$1,737	$1,288

Income from continuing operations per common share
Basic	$1.37	$1.75	$1.90
Diluted	$1.36	$1.74	$1.89

Income from discontinued operations per common share
Basic	$0.04	$0.82	$—
Diluted	$0.04	$0.81	$—

Net income per common share
Basic	$1.41	$2.57	$1.90
Diluted	$1.40	$2.55	$1.89

Weighted-average number of common shares outstanding
Basic	677	676	676
Diluted	683	681	681

The accompanying notes are an integral part of these consolidated and combined financial statements.

BAXALTA INCORPORATED

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

years ended December 31 (in millions)	2015	2014	2013
Net income	$956	$1,737	$1,288
Other comprehensive (loss) income, net of tax:
Currency translation adjustments, net of tax benefit (expense) of $0 in 2015, $28 in 2014, and ($14) in 2013	(362)	(387)	72
Pension and other employee benefits, net of tax benefit (expense) of ($14) in 2015, $5 in 2014 and ($2) in 2013	11	(1)	(7)
Available-for-sale securities, net of tax benefit (expense) of ($6) in 2015, $2 in 2014, and ($3) in 2013	1	20	(15)
Hedging activities, net of tax benefit (expense) of ($4) in 2015 and less than $1 in 2014	6	(1)	—

Total other comprehensive (loss) income, net of tax	(344)	(369)	50

Comprehensive income	$612	$1,368	$1,338

The accompanying notes are an integral part of these consolidated and combined financial statements.

BAXALTA INCORPORATED

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

years ended December 31 (in millions)	2015	2014	2013
Cash flows from operations
Net income	$956	$1,737	$1,288
Adjustments
Depreciation and amortization	257	206	184
Deferred income taxes	(65)	68	(43)
Share-based compensation expense	62	32	27
Excess tax benefits from share-based compensation	(7)	(9)	(13)
Business optimization (benefits) charges, net	(12)	33	133
Gain on sale of discontinued operations	(38)	(466)	—
Net periodic pension benefit and OPEB cost	69	52	60
Change in fair value of contingent payment liabilities	(97)	124	18
IPR&D impairment charge	81	—	—
Other	61	116	47
Changes in balance sheet items
Accounts and other current receivables, net	(285)	(75)	(51)
Inventories	(429)	(282)	(261)
Accounts payable	189	127	45
Accrued liabilities	73	(195)	202
Due to/from Baxter International Inc	86	—	—
Business optimization payments	(19)	(37)	(31)
Other	(83)	(58)	(57)

Net cash provided from operations	$799	$1,373	$1,548

Cash flows from investing activities
Capital expenditures	(1,216)	(970)	(797)
Acquisitions, net of cash acquired	(1,163)	(185)	(111)
Divestiture of vaccines business	46	640	—
Other investing activities	40	14	(69)

Net cash used for investing activities	$(2,293)	$(501)	$(977)

Cash flows from financing activities
Net proceeds from issuance of long-term debt	4,945	—	—
Payments of obligations	(4)	—	—
Cash dividends on common stock	(47)	—	—
Net transactions with Baxter International Inc.	(2,455)	(856)	(571)
Proceeds and excess tax benefits related to share-based compensation	64	—	—
Other financing activities	(11)	(16)	—

Net cash provided from (used for) financing activities	$2,492	$(872)	$(571)

Effect of foreign exchange rate changes on cash and equivalents	3	—	—

Change in cash and equivalents	1,001	—	—
Cash and equivalents at beginning of period	—	—	—

Cash and equivalents at end of period	$1,001	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

BAXALTA INCORPORATED

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

	Common Stock
(in millions, except share data)	Shares	Amount	Additional Paid-In Capital	Net Parent Company Investment	Retained Earnings	AOCI	Total Equity
Balance as of December 31, 2012	—	$—	$—	$4,465	$—	$(114)	$4,351
Net income	—	—	—	1,288	—	—	1,288
Net transfers to Baxter International Inc.	—	—	—	(510)	—	—	(510)
Other comprehensive loss, net of tax	—	—	—	—	—	50	50

Balance as of December 31, 2013	—	$—	$—	$5,243	$—	$(64)	$5,179

Balance as of December 31, 2013	—	$—	$—	$5,243	$—	$(64)	$5,179
Net income	—	—	—	1,737	—	—	1,737
Net transfers from Baxter International Inc.	—	—	—	(800)	—	—	(800)
Other comprehensive loss, net of tax	—	—	—	—	—	(369)	(369)

Balance as of December 31, 2014	—	$—	$—	$6,180	$—	$(433)	$5,747

Balance as of December 31, 2014	—	$—	—	$6,180	$—	$(433)	$5,747
Net income	—	—	—	552	404	—	956
Net transfers to Baxter International Inc.	—	—	—	(2,374)	—	—	(2,374)
Separation-related adjustments	—	—	(36)	(318)	—	282	(72)
Reclassification of net parent company investment to additional paid-in capital	—	—	4,040	(4,040)	—	—	—
Issuance of common stock upon separation	676,424,202	7	(7)	—	—	—	—
Share-based compensation expense	—	—	43	—	—	—	43
Shares issued under employee benefit plans and other	2,863,298	—	63	—	—	—	63
Other comprehensive loss, net of tax	—	—	—	—	—	(344)	(344)
Dividends declared ($0.14 per share)	—	—	—	—	(95)	—	(95)

Balance as of December 31, 2015	679,287,500	$7	$4,103	$—	$309	$(495)	$3,924

The accompanying notes are an integral part of these consolidated and combined financial statements.

BAXALTA INCORPORATED

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1

NATURE OF BUSINESS AND BASIS OF PREPARATION

Baxalta Incorporated, together with its subsidiaries, (Baxalta or the company) is a global innovative biopharmaceutical leader with a sustainable portfolio of differentiated therapies that seek to address unmet medical needs across many disease areas, including hematology, immunology and oncology.

Separation from Baxter

Baxalta was incorporated in Delaware on September 8, 2014. The company separated from Baxter International Inc. (Baxter) on July 1, 2015 (the separation), becoming an independent company as a result of a pro rata distribution by Baxter of 80.5% of Baxalta’s common stock to Baxter’s shareholders. Baxter retained an approximate 19.5% ownership stake in Baxalta immediately following this distribution. Baxter’s Board of Directors approved the distribution of its shares of Baxalta on June 5, 2015. Baxalta’s Registration Statement was declared effective by the U.S. Securities and Exchange Commission (SEC) on June 9, 2015. On July 1, 2015, Baxter’s shareholders of record as of the close of business on June 17, 2015 received one share of Baxalta common stock for every one share of Baxter’s common stock held as of the record date. Baxalta common stock began trading “regular way” under the ticker symbol “BXLT” on the New York Stock Exchange on July 1, 2015.

In January 2016, Baxter exchanged a portion of its retained stake in Baxalta common stock for indebtedness of Baxter held by a third party. The shares of Baxalta common stock exchanged were then sold in a secondary public offering pursuant to a registration statement filed by Baxalta. Immediately following this transaction, Baxter held approximately 13.9% of Baxalta’s total shares outstanding.

Merger Agreement with Shire

In January 2016, the company announced that it had reached an agreement (merger agreement) with Shire plc (Shire) under which Shire would acquire Baxalta, forming a global leader in rare diseases. Under the terms of the agreement, Baxalta shareholders will receive $18.00 in cash and 0.1482 Shire American Depository Shares (ADS) per each Baxalta share. The transaction has been approved by the boards of directors of both Shire and Baxalta. Closing of the transaction is subject to approval by Baxalta and Shire shareholders, certain regulatory approvals, receipt of certain tax opinions and other customary closing conditions. The transaction is expected to close in mid-2016.

The merger agreement provides for certain termination rights for both Shire and Baxalta. Upon termination of the merger agreement under certain specified circumstances, Baxalta may be required to disburse to Shire a termination fee of $369 million and Shire may be required to pay the company a termination fee of $369 million. In addition, if the merger agreement is terminated under certain specified circumstances following the receipt of an acquisition proposal by Baxalta, Baxalta may be required to reimburse Shire for transaction expenses up to $110 million (which expenses would be credited against any termination fee subsequently disbursed by Baxalta), and if the merger agreement is terminated under certain specified circumstances following the receipt of an acquisition proposal by Shire, Shire may be required to reimburse Baxalta for transaction expenses up to $65 million (which expenses would be credited against any termination fee subsequently payable by Shire).

Nature of Business

The principal business of the company is the development, manufacture and marketing of a diverse portfolio of treatments for hemophilia and other bleeding disorders, immune deficiencies, alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute medical conditions, as well as oncology treatments for acute lymphoblastic leukemia. The company is also investing in emerging technology platforms, including gene therapy and biosimilars.

The company’s business strategy is aimed at improving diagnosis, treatment and standards of care across a wide range of bleeding disorders and other rare chronic and acute medical conditions, capitalizing on the company’s differentiated portfolio, ensuring the sustainability of supply to meet growing demand for therapies across core disease areas, and accelerating innovation by developing and launching new treatments while leveraging its expertise into new emerging therapeutics through acquisitions of and collaborations with others.

The company’s primary manufacturing facilities are located in the United States, Austria, Switzerland, Singapore and Belgium. The company distributes its products through its own direct sales force, independent distributors and drug wholesalers, and sells to customers throughout the world.

Basis of Preparation

The accompanying consolidated and combined financial statements reflect the consolidated financial position and consolidated results of operations of the company as an independent, publicly-traded company for periods after the July 1, 2015 separation. The consolidated and combined financial statements reflect the combined financial position and combined results of operations of the company as a combined reporting entity of Baxter for periods prior to the separation.

During 2015, the company recorded certain separation-related adjustments in its statement of changes in equity, resulting in a net $72 million decrease in equity. The adjustments primarily related to differences in the amount of assets, liabilities and accumulated other comprehensive income (AOCI) transferred to Baxalta (transferred items) and the amount of the transferred items reported in the company’s combined balance sheet as of June 30, 2015. In addition, the company reported separation-related adjustments for deferred hedging gains and pension losses reported in AOCI that were assumed during the three months ended June 30, 2015. Additional separation-related adjustments could be recorded in future periods.

Prior to the separation, the combined financial statements were prepared on a standalone basis and were derived from Baxter’s consolidated financial statements and accounting records as if the former biopharmaceuticals business of Baxter had been part of Baxalta. The combined financial statements reflected the company’s financial position, results of operations and cash flows as the business was operated as part of Baxter prior to the separation, in conformity with generally accepted accounting principles in the United States (GAAP).

Prior to the separation, the combined financial statements included the attribution of certain assets and liabilities that were historically held at the Baxter corporate level but which were specifically identifiable or attributable to the company. All intercompany transactions and accounts within the company were eliminated. All transactions between the company and Baxter were considered to be effectively settled in the combined financial statements at the time the transaction was recorded. The total net effect of the settlement of the transactions with Baxter were reflected in the combined statements of cash flows in periods prior to the separation as a financing activity and in the combined balance sheet as net parent company investment.

Prior to the separation, the combined financial statements included an allocation of expenses related to certain Baxter corporate functions, including senior management, legal, human resources, finance, treasury, information technology, and quality assurance. These expenses were allocated to the company based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount, square footage, or other measures. The company considers the expense methodology and results to be reasonable for all periods prior to the separation. However, the allocations may not be indicative of the actual expense that would have been incurred had the company operated as an independent, publicly traded company for the periods prior to the separation.

In periods prior to the separation, Baxalta’s employees participated in various benefit and share-based compensation plans maintained by Baxter. A portion of the cost of those plans was included in the company’s financial statements. However, the combined balance sheets in periods prior to the separation did not include any equity related to share-based compensation plans. As of and prior to December 31, 2014, the company’s combined balance sheets did not include net pension obligations, with the exception of those related to certain plans in Austria. Refer to Note 12 and Note 15 for further description of the accounting for retirement and other benefit programs and share-based compensation, respectively.

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

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the company to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or shareholders’ equity.

Revenue Recognition

The company recognizes revenues from product sales when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. For product sales, revenue is not recognized until title and risk of loss have transferred to the customer. The shipping terms for the majority of the company’s revenue arrangements indicate title and risk of loss pass at delivery. Provisions for rebates, chargebacks to wholesalers and distributors, returns, and discounts are provided for at the time the related sales are recorded, and are reflected as a reduction of sales.

Cash and Equivalents

Cash and equivalents include cash, time deposits, certificate of deposits and money market funds with an original maturity of three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

In the normal course of business, the company provides credit to its customers and maintains reserves for potential credit losses. The company’s allowance for doubtful accounts was $11 million, $20 million and $21 million as of December 31, 2015, 2014 and 2013, respectively. The decrease in the allowance for doubtful accounts from December 31, 2014 to December 31, 2015 was primarily due to reserves in countries with operations that have not yet transferred to Baxalta, which were reported in the company’s combined reserves as of December 31, 2014 but not in its consolidated reserves as of December 31, 2015. Refer to Note 17 for additional information regarding operations in countries that have not yet transferred from Baxter to Baxalta.

Inventories

as of December 31 (in millions)	2015	2014
Raw materials	$589	$524
Work in process	1,021	976
Finished goods	563	460

Total inventories	$2,173	$1,960

Inventories are stated at the lower of cost (first-in, first-out method) or market value. Market value for raw materials is based on replacement costs, and market value for work in process and finished goods is based on net realizable value.

Property, Plant and Equipment, Net

as of December 31 (in millions)	2015	2014
Land	$105	$105
Buildings and leasehold improvements	1,433	1,260
Machinery and equipment	2,311	2,259
Construction in progress	2,718	2,109

Total property, plant and equipment, at cost	6,567	5,733
Accumulated depreciation	(1,533)	(1,541)

Property, plant and equipment (PP&E), net	$5,034	$4,192

Depreciation expense is calculated using the straight-line method over the estimated useful lives of the related assets, which range from 20 to 50 years for buildings and improvements and from three to 15 years for machinery and equipment. Leasehold improvements are amortized over the life of the related facility lease (including any renewal periods, if appropriate) or the asset, whichever is shorter. Machinery and equipment includes capitalized software costs, which are amortized on a straight-line basis over the estimated useful lives of the software. The company’s policy is to place construction in process assets in service and begin depreciation when the asset is ready for its intended use.

Depreciation expense was $204 million in 2015, $189 million in 2014, and $168 million in 2013. The company’s accumulated depreciation balance did not significantly change from December 31, 2014 to December 31, 2015. Increases resulting from depreciation expense were offset primarily by disposals of assets that had previously been fully depreciated or impaired and cumulative translation adjustments (CTA).

Gross assets recorded under capital leases and reported in buildings and leasehold improvements and construction in progress were $339 million and $283 million as of December 31, 2015 and December 31, 2014, respectively, and associated accumulated depreciation was $7 million and $3 million as of December 31, 2015 and December 31, 2014, respectively.

Acquisitions

Results of operations of acquired companies are included in the company’s results of operations as of the respective acquisition dates. The purchase price of each acquisition is allocated to the net assets acquired based on estimates of their fair values at the date of the acquisition. Any purchase price in excess of these net assets is recorded as goodwill. The allocation of purchase price in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date.

Contingent consideration is recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent considerations are recognized in earnings.

Research and Development

Research and development (R&D) costs are expensed as incurred. Pre-regulatory approval contingent milestone obligations to counterparties in collaborative arrangements are expensed when the milestone is achieved. Payments made to counterparties on or after regulatory approval are capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in other intangible assets, net of accumulated amortization.

Acquired in-process R&D (IPR&D) is the value assigned to products under development acquired in a business combination which have not received regulatory approval and have no alternative future use. Acquired IPR&D is capitalized as an indefinite-lived intangible asset. Development costs incurred after the acquisition date are expensed as incurred. Upon receipt of regulatory approval of the related product, the indefinite-lived intangible asset is accounted for as a finite-lived intangible asset and generally amortized on a straight-line basis over the estimated economic life of the related product, subject to annual impairment reviews as discussed below. If the R&D project is abandoned, the indefinite-lived asset is charged to expense.

Collaborative Arrangements

The company enters into collaborative arrangements in the normal course of business. These collaborative arrangements take a number of forms and structures, and are designed to enhance and expedite long-term sales and profitability growth. These arrangements generally provide that the company obtain commercialization rights to a product under development. The agreements often require the company make upfront payments and include additional contingent milestone payments relating to the achievement of specified development, regulatory and commercial milestones, as well as royalty payments. The company may also be responsible for other on-going costs associated with the arrangements, including R&D cost reimbursements to the counterparty.

Royalty payments are expensed as cost of sales when they become due and payable. Any purchases of product from the partner during the development stage are expensed as R&D, while such purchases during the commercialization phase are capitalized as inventory and recognized as cost of sales when the related finished products are sold. The company presents upfront payments to collaboration partners as investing activities and milestone payments as operating activities in the consolidated and combined statements of cash flows.

Business Optimization Charges

The company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Employee termination costs are primarily recorded when actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period.

Goodwill

Goodwill is not amortized, but is subject to an impairment review annually and whenever indicators of impairment exist. Goodwill would be impaired if the carrying value of a reporting unit exceeded the fair value of that reporting unit. For the annual impairment review, the company may elect to complete a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and, if the company determines it is not, then it would not be required to calculate the fair value of the reporting unit. If the company elects to bypass the qualitative assessment or determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then the company would calculate the fair value of the reporting unit using the present value of estimated cash flows discounted using a risk-free market rate adjusted for a market participant’s view of similar companies and perceived risks in the cash flows. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, then the implied fair value of goodwill is determined by subtracting the fair value of all identifiable net assets other than goodwill from the fair value of the reporting unit, with an impairment charge recorded for the excess, if any, of carrying amount of goodwill over the implied fair value.

Intangible Assets Not Subject to Amortization

Indefinite-lived intangible assets, such as acquired IPR&D, are subject to an impairment review annually and whenever indicators of impairment exist. Indefinite-lived intangible assets would be impaired if the carrying amount of the asset exceeded the fair value of the asset.

Other Long-Lived Assets

The company reviews the carrying amounts of long-lived assets, other than goodwill and intangible assets not subject to amortization, for potential impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating recoverability, the company groups assets and liabilities at the lowest level such that the identifiable cash flows relating to the company are largely independent of the cash flows of other assets and liabilities. The company then compares the carrying amounts of the assets or asset groups with the related estimated undiscounted future cash flows. In the event impairment exists, an impairment charge is recorded as the amount by which the carrying amount of the asset or asset group exceeds the fair value.

Income Taxes

Income taxes are accounted for under the asset and liability method. Provisions for federal, state and foreign income taxes are calculated on reported pre-tax earnings based on current tax laws. Deferred taxes are provided using enacted tax rates on the future tax consequences of temporary differences, which are the differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and the tax benefits of carryforwards. A valuation allowance is established or maintained when, based on currently available information, it is more likely than not that all or a portion of a deferred tax asset will not be realized.

With respect to uncertain tax positions, the company determines whether the position is more likely than not to be sustained upon examination, based on the technical merits of the position. Any tax position that meets the more likely than not recognition threshold is measured and recognized in the consolidated financial statements at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The liability relating to uncertain tax positions is classified as current in the consolidated balance sheets to the extent the company anticipates making a payment within one year. Interest and penalties associated with income taxes are classified in the income tax expense line in the consolidated statements of income.

In the company’s financial statements for periods prior to July 1, 2015, income tax expense and tax balances were calculated as if the company was a separate taxpayer, although the company’s operations were included in tax returns filed by Baxter. After separation on July 1, 2015, income tax expense and income tax balances represent the company’s federal, state and foreign income taxes as an independent company.

Prior to the separation, Baxalta maintained an income taxes payable to/from account with Baxter. Baxalta is deemed to have settled current tax balances with the Baxter taxpaying entities in the respective jurisdictions. These settlements were reflected as changes in net parent company investment.

As a standalone entity, the company will file tax returns on its own behalf and its deferred taxes and effective tax rate may not be comparable to those in historical periods.

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. ASU 2016-02 is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. ASU 2016-02 will be effective for the company beginning on January 1, 2019. Early adoption is permitted. The company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10) — Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value, with subsequent changes in fair value recognized in net income. In addition, the ASU requires a qualitative assessment of equity investments without readily determinable fair values when assessing impairment, the evaluation of a valuation allowance on a deferred tax asset related to available-for-sale securities and certain presentation and disclosures for financial instruments. ASU 2016-01 is applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, which will be January 1, 2018. Early adoption is not permitted. The company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2016. Early adoption is permitted, and the company has elected to early adopt on a retroactive basis, which resulted in certain reclassifications to the December 31, 2014 combined balance sheet as further described in Note 14.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which clarifies that inventory should be measured at the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective for the company beginning on January 1, 2016, and prospective application is required. Early adoption is permitted. The company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about how to account for cloud computing arrangements when such arrangements include software licenses. ASU No. 2015-05 will be effective for the company beginning on January 1, 2016. Early adoption is permitted. The standard may be applied retrospectively or prospectively. The company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. ASU No. 2015-03 will be effective for the company beginning on January 1, 2016, and retrospective application is required. Early adoption is permitted, and the company has adopted Accounting Standard Codifications ASC No. 2015-03 effective June 30, 2015. Refer to Note 8 for additional information.

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

NOTE 3

SUPPLEMENTAL FINANCIAL INFORMATION

Net Interest Expense

As described in Note 8, the company issued senior notes with an aggregate principal amount of $5 billion in June 2015. Prior to the issuance of the senior notes, Baxter’s third-party debt and the related interest expense were not allocated to the company.

years ended December 31 (in millions)	2015	2014	2013
Interest costs	$95	$—	$—
Interest costs capitalized	(44)	—	—

Interest expense, net of capitalized interest	51	—	—
Interest income	(3)	—	—

Net interest expense	$48	$—	$—

Other (Income) Expense, Net

years ended December 31 (in millions)	2015	2014	2013
Net gains related to investments	$(17)	$(19)	$(23)
Change in fair value of contingent payment liabilities	(97)	124	18
Other	12	(1)	6

Other (income) expense, net	$(102)	$104	$1

Prepaid Expenses and Other Current Assets

as of December 31 (in millions)	2015	2014
Due from Baxter International Inc	$397	$—
Prepaid expenses and other	223	173

Prepaid expenses and other current assets	$620	$173

Accrued Liabilities

as of December 31 (in millions)	2015	2014
Employee compensation and withholdings	$286	$210
Accrued rebates	245	245
Due to Baxter International Inc	208	—
Property, payroll and certain other taxes	97	78
Income taxes payable	77	352
Other	289	271

Total accrued liabilities	$1,202	$1,156

Other Long-Term Liabilities

as of December 31 (in millions)	2015	2014
Pension and other employee benefits	$505	$177
Contingent payment liabilities	426	518
Due to Baxter International Inc	64	—
Other	53	154

Total other long-term liabilities	$1,048	$849

Supplemental Cash Flow Disclosures

Non-cash investing and financing activities

years ended December 31 (in millions)	2015	2014	2013
Accrued capital expenditures	$—	$29	$63
Assets acquired through capital lease obligations	41	263	13

Interest and taxes paid

years ended December 31 (in millions)	2015	2014	2013
Interest paid, excluding portion capitalized	$39	$—	$—
Income taxes paid	119	—	—

Prior to the separation, the company’s current income tax payables were deemed to be settled with Baxter. Income taxes paid reflect payments in the second half of 2015 following the separation. Interest paid in the table primarily reflects payments associated with the company’s June 2015 debt issuance as further described in Note 8.

Dividends and Share Repurchase Authorization

On February 23, 2016, Baxalta’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock. The quarterly dividend is payable on April 1, 2016 to shareholders of record as of the close business on March 10, 2016. On November 17, 2015, Baxalta’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock. The quarterly dividend was paid on January 4, 2016 to shareholders of record as of the close of business on December 4, 2015. On July 28, 2015, Baxalta’s Board of Directors declared a quarterly cash dividend of $0.07 per share of common stock. The quarterly dividend was paid on October 1, 2015, to shareholders of record as of the close of business on September 4, 2015. Pursuant to the merger agreement with Shire, the company is prohibited from declaring a quarterly cash dividend in excess of $0.07 per share.

On July 28, 2015, Baxalta’s Board of Directors also approved a share repurchase authorization which allows the company to repurchase up to $1 billion of its common stock. The company did not repurchase any of its common stock during 2015, and pursuant to the merger agreement with Shire, the company may not repurchase or otherwise acquire its own common stock.

NOTE 4

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

The following is a reconciliation of basic shares to diluted shares.

years ended December 31 (in millions)	2015	2014	2013
Basic shares	677	676	676
Effect of dilutive shares	6	5	5

Diluted shares	683	681	681

The computation of diluted EPS excluded 16 million equity awards for 2015 and 19 million equity awards for each of 2014 and 2013 as their inclusion would have an anti-dilutive effect on diluted EPS.

NOTE 5

ACQUISITIONS AND COLLABORATIONS

Acquisitions

The following table summarizes the fair value of consideration transferred and the recognized amounts of the assets acquired and liabilities assumed as of the acquisition date for the company’s material acquisitions during 2015, 2014 and 2013.

	2015		2014		2013
(in millions)	ONCASPAR	SuppreMol	Chatham	AesRx	Inspiration/Ipsen OBIZUR
Consideration transferred
Cash, net of cash acquired	$890	$228	$70	$15	$51
Fair value of contingent payments	—	—	77	65	269

Fair value of consideration transferred	$890	$228	$147	$80	$320

Assets acquired and liabilities assumed
Other intangible assets	$794	$179	$74	$78	$288
Inventories	22	—	—	—	—
Other assets	—	19	—	—	25
Accrued liabilities	(1)	—	—	—	—
Long-term liabilities	(123)	(53)	—	—	—

Total identifiable net assets	692	145	74	78	313
Goodwill	198	83	73	2	7

Total assets acquired and liabilities assumed	$890	$228	$147	$80	$320

While the valuation of the assets acquired and liabilities assumed are substantially complete, measurement period adjustments for the acquisitions in 2015 may be recorded in the future as the company finalizes its fair value estimates. Pro forma financial information has not been included because the acquisitions, individually and in the aggregate, would not have had a material impact on the company’s consolidated and combined results of operations.

ONCASPAR Business Acquisition

In July 2015, the company acquired the ONCASPAR (pegaspargase) product portfolio from Sigma-Tau Finanziaria S.p.A (Sigma-Tau), a privately held biopharmaceutical company based in Italy, through the acquisition of 100% of the shares of a subsidiary of Sigma-Tau. Through the acquisition, the company gained the marketed biologic treatment ONCASPAR, the investigational biologic calaspargase pegol, and an established oncology infrastructure with clinical and sales resources. ONCASPAR is a first-line biologic used as part of a chemotherapy regimen to treat patients with acute lymphoblastic leukemia. As of the acquisition date, it was marketed in the United States, Germany, Poland and certain other countries, and recently received EU approval. The acquired net assets comprised a business based on the acquired inputs, processes and outputs. As a result, the transaction was accounted for as a business combination.

The company allocated $794 million of the total consideration to developed technology, which reflected rights to the ONCASPAR product portfolio. The developed technology is being amortized on a straight-line basis over an estimated useful life of 16 years. Long-term liabilities acquired consist primarily of deferred tax liabilities. The goodwill, which is not deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits of the acquisition to the company and its oncology pipeline.

The purchase price allocations described above reflect measurement period adjustments recorded in the fourth quarter of 2015 as the company substantially completed its estimates of the fair value of assets acquired and liabilities assumed. The measurement period adjustments included increases of $13 million, $5 million and $3 million to intangible assets, inventory and long-term liabilities, respectively. The adjustments resulted in a corresponding decrease in goodwill of $15 million. The measurement period adjustments did not have a material impact on the company’s results of operations.

Historical annual sales for ONCASPAR were approximately $100 million, and the company has recorded ONCASPAR net sales of $87 million from the acquisition date through December 31, 2015. The company incurred acquisition-related costs of $17 million during 2015, which were primarily recorded in selling, general and administrative expenses.

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

The company allocated $179 million of the total consideration to IPR&D, which is being accounted for as an indefinite-lived intangible asset. The acquired IPR&D primarily relates to SuppreMol’s lead candidate SM-101, an investigational immunoregulatory treatment, which had completed Phase IIa studies at the time of the acquisition. This project was expected to be completed in approximately 5 years as of the acquisition date. The value of the IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risks in such activities, discounted at a rate of 20%. Additional R&D will be required prior to regulatory approval, and as of the acquisition date, incremental R&D costs were projected to be in excess of $400 million. Other assets acquired included deferred tax assets of $17 million and long-term liabilities acquired included $52 million of deferred tax liabilities. The goodwill, which is not deductible for tax purposes, includes the value of potential future technologies as well as the overall strategic benefits of the acquisition to the company.

AesRx, LLC Acquisition

In June 2014, the company acquired all of the outstanding membership interests in AesRx, LLC (AesRx), obtaining AesRx’s program related to the development and commercialization of treatments for sickle cell disease.

The company made an initial payment of $15 million, and as of the acquisition date may make additional payments of up to $278 million related to the achievement of development and regulatory milestones, in addition to sales milestones of up to $550 million. The estimated fair value of the contingent payment liabilities at the acquisition date was $65 million, which was recorded in long-term liabilities, and was calculated based on the probability of achieving the specified milestones and the discounting of expected future cash flows.

The company allocated $78 million of the total consideration to acquired IPR&D, which was accounted for as an indefinite-lived intangible asset, with the residual consideration of $2 million recorded as goodwill. The acquired IPR&D related to AesRx’s sickle cell disease program, which was in Phase II clinical trials at the time of the acquisition, and was expected to be completed in approximately five years. The value of IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risks in such activities, discounted at a rate of 15.5%. Additional R&D was required prior to obtaining regulatory approval and, as of the acquisition date, incremental R&D costs were projected to be in excess of $40 million.

During 2015, the company decided not to pursue further development activities related to the acquired project. The company recorded a charge of $81 million in R&D expenses to fully impair the acquired IPR&D and a gain of $66 million resulting primarily from the reduction of the fair value of contingent payment liabilities to zero as of December 31, 2015.

Chatham Therapeutics, LLC Acquisition

In April 2014, the company acquired all of the outstanding membership interests in Chatham Therapeutics, LLC (Chatham), obtaining potential treatments for hemophilia B utilizing Chatham’s gene therapy technology.

The company made an initial payment of $70 million, and as of the acquisition date may make additional payments of up to $560 million related to the achievement of development, regulatory and first commercial sale milestones, in addition to other sales milestones of up to $780 million. The estimated fair value of the contingent payment liabilities at the acquisition date was $77 million, which was recorded in long-term liabilities, and was calculated based on the probability of achieving the specified milestones and the discounting of expected future cash flows. As of December 31, 2015, the estimated fair value of the contingent payments was $74 million, with changes in the estimated fair value recognized in other (income) expense, net within the consolidated and combined statements of income. Refer to Note 10 for additional information regarding the contingent payment liability.

The company allocated $74 million of the total consideration to acquired IPR&D, which is being accounted for as an indefinite-lived intangible asset, with the residual consideration of $73 million recorded as goodwill. The acquired IPR&D primarily relates to Chatham’s hemophilia A (factor VIII) program, which was in preclinical stage at the time of the acquisition and was expected to be completed in approximately 10 years as of the acquisition date. The value of the IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risks in such activities, discounted at a rate of 12%. Additional R&D will be required prior to obtaining regulatory approval and, as of the acquisition date, incremental R&D costs were projected to be in excess of $130 million. The goodwill, which may be deductible for tax purposes depending on the ultimate resolution of the contingent payment liabilities, includes the value of potential future technologies as well as the overall strategic benefits of the acquisition to the company in the hemophilia market.

Inspiration / Ipsen Acquisition

In March 2013, the investigational hemophilia compound OBIZUR and related assets were acquired from Inspiration BioPharmaceuticals, Inc. (Inspiration), and certain other OBIZUR related assets, including manufacturing operations, were acquired from Ipsen Pharma S.A.S. (Ipsen) in conjunction with Inspiration’s bankruptcy proceedings. Ipsen was Inspiration’s senior secured creditor and had been providing Inspiration with debtor-in-possession financing to fund Inspiration’s operations and the sales process. Additionally, Ipsen was the owner of certain assets acquired in the transaction.

OBIZUR is a recombinant porcine factor VIII that was approved in the United States in 2014 and in Canada and Europe in 2015 for the treatment of patients with acquired hemophilia A, and is being investigated for the treatment of congenital hemophilia A patients with inhibitors.

The estimated fair value of contingent payment liabilities at the acquisition date was $269 million, based on the probability of achieving the specified milestones, of up to $135 million, and sales-based payments, and the discounting of expected future cash flows. The estimated fair value of contingent payment liabilities was recorded in other long-term liabilities as part of the consideration transferred. As of December 31, 2015, the estimated fair value of the contingent payments was $360 million, with changes in the estimated fair value recognized in other (income) expense, net within the consolidated and combined statements of income. Refer to Note 10 for additional information regarding the contingent payment liability.

Goodwill of $7 million principally included the value associated with the assembled workforce at the acquired manufacturing facility. The goodwill is deductible for tax purposes. Other intangible assets of $288 million related to acquired IPR&D activities, and the total was accounted for as an indefinite-lived intangible asset at the acquisition date. The value of the IPR&D was calculated using cash flow projections adjusted for the inherent technical, regulatory, commercial and obsolescence risk associated with such activities, discounted at a rate of 13%. In 2014, the acquired IPR&D was reclassified as a definite-lived intangible asset following regulatory approval. It is being amortized on a straight-line basis over an estimated useful life of 15 years.

Collaborations

Precision BioSciences

In February 2016, Baxalta entered into a strategic immuno-oncology collaboration with Precision BioSciences (Precision), a private biopharmaceutical company based in the United States, specializing in genome editing technology. Together, Baxalta and Precision will develop chimeric antigen receptor (CAR) T cell therapies for up to six unique targets, with the first program expected to enter clinical studies in late 2017. On a product-by-product basis, following successful completion of early-stage research activities up to Phase 2, Baxalta will have exclusive option rights to complete late-stage development and worldwide commercialization. Precision is responsible for development costs for each target prior to option exercise. The company will make an upfront payment of $105 million to Precision, which will be recorded as R&D expense in the first quarter of 2016. The company may make additional payments related to option fees and development, regulatory, and commercial milestones totaling up to $1.6 billion, in addition to future royalty payments on worldwide sales. Precision also has the right to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and co-promotion option in the United States.

Symphogen

In December 2015, the company entered into a research, option and commercial agreement with Symphogen, a private biopharmaceutical company headquartered in Denmark that is developing recombinant antibodies and antibody mixtures. Under the terms of the agreement, the company has options to obtain exclusive licensing rights for three specified proteins in development for the treatment of immune-oncology diseases as well as three additional proteins that may be selected at a later date. Each option is exercisable for a period of 90 days when each protein is ready for Phase II clinical trials. Symphogen is responsible for development costs for each protein until option exercise, at which point Baxalta would be responsible for development costs.

The company made an upfront payment of $175 million in January 2016, which was recognized as R&D expense in 2015 upon entering into the agreement. Each option exercise fee is variable depending on when it is exercised, with a maximum exercise price of up to €20 million for each protein. The company may make additional payments of up to approximately €1.2 billion related to development, regulatory and commercial milestones achieved after option exercise for all six proteins, in addition to future royalty payments.

SFJ Pharmaceuticals Group

In June 2015, the company entered into an agreement with SFJ Pharmaceuticals Group (SFJ) relating to adalimumab (BAX 923), whereby SFJ will fund up to $200 million of specified development costs related to the company’s BAX 923 program, in exchange for payments in the event the product obtains regulatory approval in the United States or Europe. The terms of the agreement include funding limitations of up to $50 million for incurred costs through Phase I development and cumulative spending caps in six month intervals through December 31, 2017. The contingent success payments total approximately 5.5 times the incurred development costs and are payable in annual installments over an approximate eight-year period following the dates of regulatory approval. The development funding from SFJ is being recognized as an offset to R&D expenses as incurred because there is substantive and genuine transfer of risk to SFJ. The R&D expense offset for 2015 totaled $58 million. BAX923 is one of the biosimilars in which the company is collaborating with Momenta Pharmaceuticals, Inc. as further described below.

Merrimack Pharmaceuticals, Inc.

In September 2014, the company entered into an exclusive license agreement with Merrimack Pharmaceuticals, Inc. (Merrimack) relating to the development and commercialization of MM-398 (nanoliposomal irinotecan injection), also known as “nal-IRI”. The arrangement includes all potential indications for MM-398 across all markets with the exception of the United States and Taiwan. The first indication being pursued is for the treatment of patients with metastatic pancreatic cancer who were previously treated with gemcitabine-based therapy. In 2014, the company recognized an R&D charge of $100 million related to the upfront payment. Upon entering into the agreement, the company had the potential to make future payments of up to $870 million related to the achievement of development, regulatory, and commercial milestones, in addition to royalty payments.

CTI BioPharma Corp.

In November 2013, the company acquired approximately 16 million shares of CTI BioPharma Corp. (CTI BioPharma), which was formerly named Cell Therapeutics, Inc., common stock for $27 million. The company also entered into an exclusive worldwide licensing agreement with CTI BioPharma to develop and commercialize pacritinib, a novel investigational JAK2/FLT3 inhibitor with activity against genetic mutations linked to myelofibrosis, leukemia and certain solid tumors. At the time the company entered into the agreement, pacritinib was in Phase III development for patients with myelofibrosis, a chronic malignant bone marrow disorder. Under the terms of the agreement, the company gained commercialization rights for all indications of pacritinib outside the United States, while the company and CTI BioPharma will jointly commercialize pacritinib in the United States. Under the terms of the initial agreement, CTI BioPharma is responsible for the funding of the majority of development activities as well as the manufacture of the product. In 2013, the company recognized an R&D charge of $33 million related to an upfront payment. Upon entering into the agreement, the company had the potential to make future payments of up to $302 million related to the achievement of development, regulatory and commercial milestones, in addition to future royalty payments.

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

Coherus Biosciences, Inc.

In August 2013, the company entered into an exclusive license agreement with Coherus Biosciences, Inc. (Coherus) to develop and commercialize a biosimilar to ENBREL® (etanercept) for Europe, Canada, Brazil and certain other markets. The company also has the right of first refusal to certain other biosimilars in the collaboration. Under the terms of the agreement, Coherus is responsible for the development plan, preparation of regulatory filings, and manufacture of the product, subject to certain cost reimbursement by the company. The company can terminate the agreement if certain costs exceed a specific cap. In 2013, the company recognized an R&D charge of $30 million related to its decision to pursue the development of etanercept. Upon entering into the agreement, the company had the potential to make future payments of up to $169 million relating to the achievement of development and regulatory milestones, in addition to future royalty payments.

Momenta Pharmaceuticals, Inc.

In February 2012, the company entered into an exclusive license agreement with Momenta to develop and commercialize biosimilars. The arrangement includes specified funding by the company, as well as other responsibilities, relating to development and commercialization activities. In 2012, the company recognized an R&D charge of $33 million related to an upfront payment. Upon entering into the agreement, the company had the potential to make future payments of up to approximately $202 million related to the exercise of options to develop additional products and the achievement of technical, development and regulatory milestones for these products, in addition to future royalty payments and potential profit-sharing payments.

Payments to Collaboration Partners

R&D expenses related to payments to collaboration partners were $430 million, $242 million and $80 million during 2015, 2014, and 2013, respectively. Expenses related to upfront payments were $175 million, $100 million and $63 million during 2015, 2014 and 2013, respectively; and expenses related to milestone payments were $215 million, $117 million and $15 million during 2015, 2014 and 2013, respectively. The remainder primarily related to R&D cost reimbursements. Payments to collaboration partners classified in cost of sales were not significant in 2015, 2014 and 2013.

Unfunded Contingent Payments

At December 31, 2015, the company’s unfunded contingent milestone payments associated with all of its collaborative arrangements totaled $2.1 billion. This total includes contingent payments associated with the SFJ agreement related to development costs funded through December 31, 2015. This total excludes contingent royalty and profit-sharing payments, contingent payment liabilities arising from business combinations, which are further discussed in Note 11, and potential milestone payments and option exercise fees associated with the Symphogen arrangement because they would be payable only if the company chooses to exercise one or more of its options. Based on the company’s projections, any contingent payments made in the future will be more than offset by the estimated net future cash flows relating to the rights acquired for those payments.

NOTE 6

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following is a summary of the activity in goodwill:

(in millions)
December 31, 2013	$524
Additions	75
Currency translation and other adjustments	(34)

December 31, 2014	$565

Additions	281
Currency translation and other adjustments	(17)

December 31, 2015	$829

The additions during 2015 related to the acquisition of the ONCASPAR business and SuppreMol. The additions during 2014 primarily related to the acquisition Chatham. These acquisitions are further discussed in Note 5.

As of December 31, 2015, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets:

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
December 31, 2015
Gross other intangible assets	$1,247	$29	$238	$1,514
Accumulated amortization	(190)	(29)	—	(219)

Other intangible assets, net	$1,057	$—	$238	$1,295

December 31, 2014
Gross other intangible assets	$440	$29	$149	$618
Accumulated amortization	(133)	(26)	—	(159)

Other intangible assets, net	$307	$3	$149	$459

The increase in other intangible assets, net during the year ended December 31, 2015 was primarily due to IPR&D acquired in the acquisition of SuppreMol and developed technology acquired in the acquisition of the ONCASPAR business, partially offset by an impairment charge on IPR&D from the AesRx acquisition, as further described in Note 5, amortization expense and CTA.

Intangible asset amortization expense was $53 million and $16 million in the years ended December 31, 2015 and 2014, respectively. The following table presents anticipated annual amortization expense for 2016 through 2020 for definite-lived intangible assets recorded as of December 31, 2015:

(in millions)	2016	2017	2018	2019	2020
Anticipated annual intangible asset amortization expense	$77	$74	$73	$69	$69

NOTE 7

BUSINESS OPTIMIZATION ITEMS

Prior to the separation, the company participated in business optimization plans initiated by Baxter. The company’s total charges (benefits) related to business optimization plans are presented below:

years ended December 31 (in millions)	2015	2014	2013
Charges	$5	$43	$133
Reserve adjustments	(17)	(10)	—

Total business optimization (benefits) expenses	(12)	33	133

Discontinued operations	—	(8)	(101)

Business optimization (benefits) expenses in continuing operations	$(12)	$25	$32

During 2015, the company adjusted certain previously estimated business optimization charges resulting in a $17 million benefit. The adjustments were primarily due to lower severance payments than previously estimated from business optimization programs in prior years. The 2015 period also included charges of $5 million in selling, general and administrative expenses primarily relating to re-alignment of certain functions. During 2014, the company recorded charges of $2 million in cost of sales, $1 million in selling, general and administrative expenses and $22 million in R&D expenses (with an additional $8 million recorded in discontinued operations). The charges during 2014 primarily related to re-alignment of certain R&D activities and rationalization of manufacturing facilities. During 2013, the company recorded charges of $5 million in cost of sales, $3 million in selling, general and administrative expenses and $24 million in R&D expenses (with an additional $101 million recorded in discontinued operations). The charges during 2013 included severance and other non-cash impairment losses associated with the discontinuation of certain R&D programs associated with the vaccines business.

The following table summarizes activity in the reserves related to business optimization initiatives:

(in millions)
Reserves as of December 31, 2014	$60
Charges	5
Reserve adjustments	(17)
Separation-related adjustments and other	(17)
Utilization	(19)

Reserves as of December 31, 2015	$12

Separation-related adjustments and other included a reduction in the company’s business optimization reserves related to certain liabilities that were not transferred to Baxalta as part of the separation and the impact of CTA.

The reserves are expected to be substantially utilized by the end of 2016. Management believes that these reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

NOTE 8

DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER FINANCING ARRANGEMENTS

As of December 31, 2014 and through the date of the senior notes issuance described below, Baxter’s third-party debt and the related interest expense were not allocated to the company as the company was not the legal obligor of the debt and Baxter borrowings were not directly attributable to the company’s business.

Significant Debt Issuances

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

Below is a summary of the company’s debt and capital lease obligations outstanding as of December 31, 2015.

(in millions, except for percentage information)	Aggregate Principal	Coupon Rate	Effective Interest Rate in 2015[1]	Carrying Amount at December 31, 2015[2]
Variable-rate notes due 2018	$375	LIBOR plus 0.78%	1.3%	$373
Fixed-rate notes due 2018	375	2.000%	2.2%	373
Fixed-rate notes due 2020	1,000	2.875%	2.9%	994
Fixed-rate notes due 2022	500	3.600%	3.6%	496
Fixed-rate notes due 2025	1,750	4.000%	4.0%	1,730
Fixed-rate notes due 2045	1,000	5.250%	5.1%	983
Other (including capital lease obligations)	N/A	N/A	N/A	319

Total debt and capital lease obligations				5,268
Current portion				(3)

Long-term portion				$5,265

[1]	Excludes the effect of any related interest rate swaps.

[2]	Book values include any discounts, premiums and adjustments related to hedging instruments.

In connection with this issuance, the company recognized a debt discount of $51 million and deferred issuance costs totaling $8 million, which were recorded as a direct deduction from the carrying amount of the debt. Refer to Note 9 for information regarding interest rate derivative contracts the company has entered into related to the senior notes.

Credit Facilities

In July 2015, the company entered into a credit agreement providing for a senior revolving credit facility that provides the company with access to an aggregate principal amount of up to $1.2 billion maturing in 2020, of which no amounts are currently outstanding. Effective November 12, the company entered into Amendment No. 1 to the credit agreement. The amendment narrows the definition of “Change of Control.” The other material terms of the credit agreement, including covenants, remain unchanged. The facility enables the company to borrow funds on an unsecured basis at variable interest rates, and contains various financial and other covenants, including a net leverage ratio covenant and an interest coverage ratio covenant, as well as events of default with respect to the company. The credit facility also provides for the issuance of letters of credit, which reduces the maximum capacity of this facility. At December 31, 2015, the amount of letters of credit issued was insignificant.

The company also entered into a Euro-denominated senior revolving credit facility in an aggregate principal amount of up to €200 million maturing in 2020, with similar terms as the above credit facility, of which no amounts are currently outstanding. Effective November 12, 2015, the company entered into an amendment to this credit facility. Similar to the amendment discussed above, this amendment narrows the definition of “Change of Control.” The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

The company also maintains other credit arrangements, which totaled $80 million at December 31, 2015. There were no borrowings outstanding under these arrangements at December 31, 2015.

Capital Lease Obligations

The company leases certain facilities under capital leases. During 2014, the company entered into a leasing arrangement for a new global innovation center in Cambridge, Massachusetts and recorded a capital lease obligation of $263 million. During 2015, the company entered into a leasing arrangement for its corporate headquarters in Bannockburn, Illinois and recorded a capital lease obligation of $41 million. As of December 31, 2015 and 2014, the company’s total capital lease obligations, including current maturities, were $319 million and $275 million, respectively.

Future Payments on Capital Lease Obligations and Debt Maturities

(in millions)	December 31, 2015
2016	$3
2017	31
2018	768
2019	18
2020	1,018
Thereafter	3,612

Total obligations	5,450
Fair value hedges and unamortized bond discounts	(182)

Total debt and capital lease obligations	$5,268

NOTE 9

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

Foreign Currency Risk Management

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Japanese Yen, British Pound, Swiss Franc, Australian Dollar, Turkish Lira, Russian Ruble, Chinese Renminbi, Colombian Peso and Argentine Peso.

In periods prior to the separation, the company participated in Baxter’s foreign currency risk management program through a central shared entity, which entered into derivative contracts to hedge foreign currency risk associated with forecasted transactions for the entire company, including for Baxalta’s operations. Gains and losses on derivative contracts entered into by Baxter were allocated to Baxalta and partially offset gains and losses on underlying foreign currency exposures. The fair value of outstanding derivative instruments were not allocated to Baxalta’s combined balance sheets. In connection with the separation, the company began entering into foreign currency derivative contracts on its own behalf and has recorded the related fair value on its consolidated and combined balance sheet as of December 31, 2015. The contracts are classified as either short-term or long-term based on the scheduled maturity of the instrument.

Cash Flow Hedges

The company may use options, including collars and purchased options, and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities. In December 2014 and during the three months ended March 31, 2015, the company entered into $1.8 billion of forward-starting interest rate swaps to hedge the risk to earnings associated with movements in benchmark interest rates relating to an anticipated issuance of debt. The total notional amount of the forward-starting interest rate swaps was $550 million as of December 31, 2014. During 2015, in conjunction with the debt issuance described in Note 8, the company terminated the swaps, which resulted in a $37 million net gain that was deferred in AOCI and is being amortized as a decrease to net interest expense over the terms of the underlying debt.

For each derivative instrument that is designated and effective as a cash flow hedge, the gain or loss on the derivative is recorded in AOCI and then recognized in earnings consistent with the underlying hedged item. Option premiums or net premiums paid are initially recorded as assets and reclassified to other comprehensive income (OCI) over the life of the option, and then recognized in earnings consistent with the underlying hedged item. Cash flow hedges are classified in net sales, cost of sales, and net interest expense, and primarily relate to forecasted third-party sales denominated in foreign currencies, forecasted intercompany sales denominated in foreign currencies, and anticipated issuances of debt, respectively. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of December 31, 2015 was 12 months. The notional amount of foreign exchange contracts were $1.2 billion as of December 31, 2015.

In certain instances, the company may discontinue cash flow hedge accounting because the forecasted transactions are no longer probable of occurring. As of December 31, 2015, all forecasted transactions were probable of occurring and no gains or losses were reclassified into earnings.

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

The total notional amount of interest rate swaps was $1.0 billion as of December 31, 2015. There were no interest rate swaps designated as fair value hedges as of December 31, 2014.

Undesignated Derivative Instruments

The company uses forward contracts to hedge earnings from the effects of foreign exchange relating to certain of the company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments generally are not formally designated as hedges, the terms of these instruments generally do not exceed one month, and the change in fair value of these derivatives are reported in earnings.

The total notional amount of undesignated derivative instruments was $209 million as of December 31, 2015.

Gains and Losses on Derivative Instruments

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the years ended December 31, 2015 and 2014.

	Gain (loss) recognized in OCI		Location of gain (loss) in income statement	Gain (loss) reclassified from AOCI into income
(in millions)	2015	2014		2015	2014
Cash flow hedges
Interest rate contracts	$38	$—	Net interest expense	$1	$—
Foreign exchange contracts	—	—	Net sales	—	—
Foreign exchange contracts	19	—	Cost of sales	46	—

Total	$57	$—		$47	$—

	Location of gain (loss) in income statement	Gain (loss) recognized in income
(in millions)		2015	2014
Fair value hedges
Interest rate contracts	Net interest expense	$4	$—
Undesignated derivative instruments
Foreign exchange contracts	Other income, net	$(4)	$—

During 2015, the company assumed pre-tax deferred gains of $43 million related to certain foreign exchange contracts from Baxter, which were recorded in AOCI.

For the company’s fair value hedges, a loss of $4 million was recognized in net interest expense during 2015, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for 2015 was not material.

As of December 31, 2015, $11 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings. Refer to Note 13 for the balance in AOCI associated with cash flow hedges.

Fair Values of Derivative Instruments

The following table presents the classification and estimated fair value of the company’s derivative instruments as of December 31, 2015:

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Other current assets	$23	Accrued liabilities	$2
Foreign exchange contracts	Other long-term assets	—	Other long-term liabilities	—
Interest rate contracts	Other long-term assets	4

Total derivative instruments designated as hedges		$27		$2

Undesignated derivative instruments
Foreign exchange contracts	Other current assets	$1	Accrued liabilities	$1

Total derivative instruments		$28		$3

The following table presents the classification and estimated fair value of the company’s derivative instruments as of December 31, 2014:

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Interest rate contracts	Other current assets	$1	Accrued liabilities	$2

While the company’s derivatives are all subject to master netting arrangements, the company presents its assets and liabilities related to derivative instruments on a gross basis within the consolidated and combined balance sheets. Additionally, the company is not required to post collateral for any of its outstanding derivatives. If the company’s derivatives were presented on a net basis, an asset of $25 million and liability of $1 million would be reported at December 31, 2015 and 2014, respectively.

NOTE 10

FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Securitization arrangement

In April 2015, the company entered into agreements related to its trade receivables originating in Japan with a financial institution in which the entire interest in and ownership of the receivables are sold. While the company services the receivables in its Japanese securitization arrangement, no servicing asset or liability is recognized because the company receives adequate compensation to service the sold receivables.

During 2015, sold receivables were $165 million and cash collections remitted to the owners of the receivables were $98 million. The effect of currency exchange rate changes and net losses relating to the sales of receivables were immaterial.

Fair Value Measurements

The fair value hierarchy under the accounting standard for fair value measurements consists of the following three levels:

•	Level 1 — Quoted prices in active markets that the company has the ability to access for identical assets or liabilities;

•

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market; and

•

Level 3 — Valuations using significant inputs that are unobservable in the market and include the use of judgment by the company’s management about the assumptions market participants would use in pricing the asset or liability.

The following tables summarize the bases used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated and combined balance sheets:

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Foreign currency derivative contracts	$24	$—	$24	$—
Interest rate contracts	4	—	4	—
Available-for-sale securities
Equity securities	78	78	—	—
Foreign government debt securities	16	3	13	—

Total assets	$122	$81	$41	$—

Liabilities
Contingent payments related to acquisitions	$433	$—	$—	$433
Foreign currency derivative contracts	3	—	3	—

Total liabilities	$436	$—	$3	$433

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2014	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Assets
Available-for-sale securities
Equity securities	$71	$71	$—	$—
Foreign government debt securities	18	3	15	—
Interest rate contracts	1	—	1	—

Total assets	$90	$74	$16	$—

Liabilities
Contingent payments related to acquisitions	$518	$—	$—	$518
Interest rate contracts	2	—	2	—

Total liabilities	$520	$—	$2	$518

As of December 31, 2015, cash and equivalents of $1.0 billion included money market funds of approximately $100 million. Money market funds would be considered Level 2 in the fair value hierarchy.

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The fair values of foreign government debt securities are obtained from pricing services or broker/dealers who either use quoted prices in an active market or proprietary pricing applications, which include observable market information for like or same securities.

Contingent payments related to acquisitions consist of development, regulatory and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory and commercial milestone payments reflects management’s expectations of probability of payment, and increases or decreases as the probability of payment or expectation of timing of payments changes. As of December 31, 2015, management’s expected weighted-average probability of payment for development, regulatory and commercial milestone payments was approximately 21%, with individual probabilities ranging from 10%–80%. As of December 31, 2015 the weighted average discount rate used in the fair value estimates was 8.1%.

The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases or decreases as revenue estimates or expectations of timing of payments change.

The following table provides information relating to the company’s investments in available-for-sale equity securities:

(in millions)	Amortized cost	Unrealized gains	Unrealized (losses)	Fair value

December 31, 2015
Available-for-sale equity securities	$55	$28	$(5)	$78

December 31, 2014
Available-for-sale equity securities	$59	$21	$(9)	$71

During 2015, the company recorded $14 million in other-than-temporary impairment charges based on the duration of losses related to three of the company’s investments. During 2014, the company recorded a $45 million other-than-temporary impairment charge to write-down the investment in Onconova common stock to its fair value based on the duration and severity of the loss. The other-than-temporary impairment charges recorded during 2015 and 2014 were reported in other (income) expense, net.

During 2013, the company acquired approximately 16 million shares of CTI BioPharma common stock, which are classified as available-for-sale equity securities, for $27 million. Refer to Note 5 for additional information regarding the CTI BioPharma arrangement.

The company had cumulative unrealized gains on available-for-sale debt securities of less than $1 million as of both December 31, 2015 and 2014.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consists of contingent payments related to acquisitions:

(in millions)	Contingent payments
Fair value as of December 31, 2013	$291
Additions	142
Payments	(12)
Net losses recognized in earnings	124
Currency translation adjustments	(27)

Fair value as of December 31, 2014	$518
Separation related adjustment	37
Additions	—
Payments	(8)
Net gains recognized in earnings	(97)
Currency translation adjustments	(17)

Fair value as of December 31, 2015	$433

In 2015, the company recognized a gain of $97 million in other (income) expense, net related to a reduction of the estimated fair value of contingent payment liabilities for certain milestones associated with the acquisitions of OBIZUR, Chatham, and AesRx. Also, the company recorded a separation-related adjustment of $37 million in 2015 for contingent payment liabilities related to foreign exchange losses that were not previously allocated to Baxalta in periods prior to the separation.

In 2014, the company’s additions related to the contingent payment liabilities associated with the acquisitions of Chatham and AesRx. The net loss recognized in earnings and reported in other (income) expense, net primarily related to an increase in the estimated fair value of contingent payment liabilities associated with the 2013 acquisition of OBIZUR and related assets from Inspiration / Ipsen.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value on the consolidated and combined balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the consolidated or combined balance sheets and the approximate fair values:

	Book values		Approximate fair values
(in millions)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014

Assets
Investments	$21	$31	$21	$31

Liabilities
Current maturities of lease obligations	3	—	3	—
Long-term debt and lease obligations	$5,265	$275	$5,396	$275

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

During 2015 and 2014, the company recorded $31 million and $64 million of income in other (income) expense, net related to equity method investments, which primarily represented realized gains from funds that sold portfolio companies in both periods, as well as gains from the sale of certain investments in 2015 and 2014.

NOTE 11

COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The company leases certain facilities and equipment under operating leases expiring at various dates. The leases generally provide for the company to pay taxes, maintenance, insurance and certain other operating costs of the leased property. Most of the operating leases contain renewal options. Operating lease rent expense was $52 million in 2015, $42 million in 2014 and $40 million in 2013.

The following table summarizes future minimum operating lease payments:

years ending December 31 (in millions)	2016	2017	2018	2019	2020	Thereafter
Future minimum operating lease payments	$58	$52	$46	$35	$30	$161

Limited Partnership Commitments

The company has unfunded commitments of $79 million as a limited partner in various equity investments as of December 31, 2015.

Indemnifications

During the normal course of business, the company enters into indemnities, commitments and guarantees pursuant to which the company may be required to make payments related to specific transactions. In addition, the company indemnifies its directors and officers for certain losses and expenses upon the occurrence of certain prescribed events. The majority of these indemnities, commitments and guarantees do not provide for any limitation on the maximum potential for future payments that the company could be obligated to make. To help address some of these risks, the company maintains various insurance coverages. Based on experience and evaluation of the agreements, the company does not believe that any significant payments related to its indemnities will occur, and therefore the company has not recorded any associated liabilities, other than for certain tax-related indemnifications described in Note 14.

Other Contingencies

The company has other contingencies associated with its collaborative arrangements, as further discussed in Note 5, and legal contingencies, as further discussed in Note 16.

NOTE 12

RETIREMENT AND OTHER BENEFIT PROGRAMS

Shared Baxter Plans Prior to the Separation

Prior to the transfer of net pension and other post-employment benefit (OPEB) plan obligations discussed below and with the exception of certain Austrian defined benefit pension plans, of which Baxalta was the sole sponsor prior to any transfers, the company’s employees participated in certain U.S. and international defined benefit pension and OPEB plans sponsored by Baxter. These plans included participants of Baxter’s other businesses and were accounted for as multiemployer plans in the company’s combined financial statements prior to the transfer into newly-created plans sponsored by Baxalta. As a result, no asset or liability was recorded by the company in its combined balance sheets as of December 31, 2014 to recognize the funded status of these plans. The costs of these plans were allocated to the company and recorded in cost of sales, selling, general and administrative expenses and R&D expenses in the combined statements of income. For the Baxter sponsored defined benefit pension and OPEB plans, Baxalta recorded expense of $16 million, $37 million and $45 million for 2015, 2014 and 2013, respectively, relating to Baxalta employees’ participation in Baxter sponsored plans.

The company has been the sole sponsor for certain Austrian defined benefit plans prior to the separation and has accounted for the Austrian defined benefit plans as single employer plans for the periods presented below.

Impact of Separation

During the second quarter of 2015, Baxalta assumed certain pension and OPEB obligations and plan assets related to newly-created single employer plans for Baxalta employees, as well as pension obligations and plan assets associated with its employees who participated in certain plans that split following the separation. The company accounted for certain plans with delayed split dates as multiple-employer plans beginning in the second quarter of 2015 because the company was responsible for its employees retiring during the interim period.

The assumed pension obligations related to plans in the United States generally related to only active employees who transferred to Baxalta in connection with the separation. The company generally did not assume obligations associated with retired or otherwise inactive employees in the United States.

Reconciliation of Pension and OPEB Plan Obligations, Assets and Funded Status

The benefit plan information in the table below pertains to all of the company’s pension and OPEB plans, both in the United States and in other countries.

	Pension				OPEB
	U.S.		International
years ended December 31 (in millions)	2015	2014	2015	2014	2015	2014
Benefit obligations
Beginning of period	$—	$—	$166	$156	$—	$—
Assumption of benefit obligations from Baxter	370	—	283	—	20	—
Service cost	14	—	19	6	1	—
Interest cost	11	—	5	5	—	—
Participant contributions	—	—	2	—	—	—
Actuarial (gain)/ loss	(19)	—	4	33	(1)	—
Benefit payments	—	—	(7)	(5)	—	—
Settlements	—	—	(1)	(3)	—	—
Foreign exchange and other	—	—	(24)	(26)	—	—

End of period	$376	$—	$447	$166	$20	$—

Fair value of plan assets
Beginning of period	$—	$—	$—	$—	$—	$—
Assumption of plan assets from Baxter	227	—	128	—	—	—
Actual return on plan assets	(7)	—	—	—	—	—
Employer contributions	—	—	12	8	—	—
Participant contributions	—	—	2	—	—	—
Benefit payments	—	—	(7)	(5)	—	—
Settlements	—	—	(1)	(3)	—	—
Foreign exchange and other	—	—	(1)	—	—	—

End of period	220	—	133	—	—	—

Funded status at December 31	$(156)	$—	$(314)	$(166)	$(20)	$—

Amounts recognized in the consolidated and combined balance sheets
Current liability	$—	$—	$(5)	$(5)	$—	$—
Noncurrent liability	(156)	—	(309)	(161)	(20)	—

Net liability recognized at December 31	$(156)	$—	$(314)	$(166)	$(20)	$—

Foreign exchange and other during 2015 includes approximately $9 million of benefit obligations associated with the Austrian plans that were transferred from the company to Baxter. The assumption of benefit obligations and plan assets from Baxter include adjustments recorded during the second half of 2015.

Accumulated Benefit Obligation Information

The pension obligation information in the table above represents the projected benefit obligation (PBO). The PBO incorporates assumptions relating to future compensation levels. The accumulated benefit obligation (ABO) is the same as the PBO except that it includes no assumptions relating to future compensation levels. The ABO for all of the company’s U.S. pension plans was $315 million at the December 31, 2015 measurement date. The ABO for all of the company’s International pension plans was $343 million and $133 million at the December 31, 2015 and 2014 measurement dates, respectively.

The information in the funded status table above represents the totals for all of the company’s pension plans. The following is information relating to the individual plans in the funded status table above that have an ABO in excess of plan assets.

as of December 31 (in millions)	2015	2014
U.S.
ABO	$315	$—
Fair value of plan assets	220	—
International
ABO	$324	$133
Fair value of plan assets	112	—

The following is information relating to the individual plans in the funded status table above that have a PBO in excess of plan assets (many of which also have an ABO in excess of assets, and are therefore also included in the table directly above).

as of December 31 (in millions)	2015	2014
U.S.
PBO	$376	$—
Fair value of plan assets	220	—
International
PBO	$447	$166
Fair value of plan assets	133	—

Expected Net Pension and OPEB Plan Payments for the Next 10 Years

(in millions)	U.S. Pension	International Pension	OPEB
2016	$3	$13	$—
2017	5	15	—
2018	7	15	—
2019	9	16	—
2020	11	17	—
2021 through 2025	89	104	3

Total expected net benefit payments for next 10 years	$124	$180	$3

The expected net benefit payments above reflect the company’s share of the total net benefits expected to be paid from the plans’ assets (for funded plans) or from the company’s assets (for unfunded plans). The federal subsidies relating to the Medicare Prescription Drug, Improvement and Modernization Act are not expected to be significant.

Amounts Recognized in AOCI

The pension and OPEB plans’ gains or losses, prior service costs or credits, and transition assets or obligations not yet recognized in net periodic benefit cost are recognized on a net-of-tax basis in AOCI and will be amortized from AOCI to net periodic benefit cost in the future.

The following is a summary of the pre-tax losses included in AOCI at December 31, 2015 and December 31, 2014.

(in millions)	U.S. Pension	International Pension	OPEB
Actuarial loss	$102	$154	$3
Prior service credit and transition obligation	—	1	(14)

Total pre-tax loss recognized in AOCI at December 31, 2015	$102	$155	$(11)

Actuarial loss	$—	$70	$—
Prior service credit and transition obligation	—	—	—

Total pre-tax loss recognized in AOCI at December 31, 2014	$—	$70	$—

During the second quarter of 2015, the company assumed approximately $200 million of pre-tax losses included in AOCI in connection with the separation.

Refer to Note 13 for the net-of-tax balances included in AOCI as of each of the year-end dates. The following is a summary of the net-of-tax amounts recorded in OCI relating to pension and OPEB plans.

	U.S Pension and OPEB			International Pension
years ended December 31 (in millions)	2015	2014	2013	2015	2014	2013
Gain (loss) arising during the year, net of tax expense (benefit) for U.S. plans of $3 in 2015 and $0 in 2014 and 2013 and for international plans of $6 in 2015, ($6) in 2014 and $1 in 2013	$5	$—	$—	$(7)	$(4)	$(11)
Amortization of loss to earnings, net of tax expense for U.S. plans of $2 in 2015 and $0 in 2014 and 2013 and for international plans of $3 in 2015, $1 in 2014, and $1 in 2013	5	—	—	8	3	4

Pension and other employee benefits gain (loss)	$10	$—	$—	$1	$(1)	$(7)

Amounts Expected to be Amortized from AOCI to Net Periodic Benefit Cost in 2016

With respect to the AOCI balance at December 31, 2015, the following is a summary of the pre-tax amounts expected to be amortized to net periodic benefit cost in 2016.

(in millions)	U.S. Pension	International Pension	OPEB
Actuarial loss	$8	$10	$—
Prior service credit and transition obligation	—	—	(1)

Total pre-tax amount expected to be amortized from AOCI to net pension and OPEB cost in 2016	$8	$10	$(1)

Net Periodic Benefit Cost

	U.S. Pension			International Pension			OPEB
years ended December 31 (in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Net periodic benefit cost
Service cost	$14	$—	$—	$19	$6	$6	$1	$—	$—
Interest cost	11	—	—	5	5	5	—	—	—
Expected return on plan assets	(11)	—	—	(4)	—	—	—	—	—
Amortization of net losses and other deferred amounts	8	—	—	10	3	4	—	—	—
Settlement losses	—	—	—	—	1	1	—	—	—

Net periodic benefit cost	$22	$—	$—	$30	$15	$16	$1	$—	$—

Weighted-Average Assumptions Used in Determining Benefit Obligations at the Measurement Date

	U.S. Pension		International Pension		OPEB
	2015	2014	2015	2014	2015	2014
Discount rate	4.60%	n/a	1.50%	2.00%	4.65%	n/a
Rate of compensation increase	3.80%	n/a	3.20%	3.50%	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	n/a	6.50%	n/a
Rate decreased to	n/a	n/a	n/a	n/a	5.00%	n/a
by the year ended	n/a	n/a	n/a	n/a	2022	n/a

The assumptions above, which were used in calculating the December 31, 2015 measurement date benefit obligations, will be used in the calculation of net periodic benefit cost in 2016.

Weighted-Average Assumptions Used in Determining Net Periodic Benefit Cost

	U.S. Pension			International Pension			OPEB
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.30%	n/a	n/a	1.11%	3.30%	3.25%	4.30%	n/a	n/a
Expected return on plan assets	7.25%	n/a	n/a	5.31%	n/a	n/a	n/a	n/a	n/a
Rate of compensation increase	3.80%	n/a	n/a	3.41%	3.50%	3.50%	n/a	n/a	n/a
Annual rate of increase in the per-capita cost	n/a	n/a	n/a	n/a	n/a	n/a	6.50%	n/a	n/a
Rate decreased to	n/a	n/a	n/a	n/a	n/a	n/a	5.00%	n/a	n/a
by the year ended	n/a	n/a	n/a	n/a	n/a	n/a	2022	n/a	n/a

The company establishes the expected return on plan assets assumption primarily based on a review of historical compound average asset returns, both company-specific and relating to the broad market (based on the company’s asset allocation), as well as an analysis of current market and economic information and future expectations. The company plans to use a 7.00% assumption for its funded U.S. plan for 2016.

Effect of a One-Percent Change in Assumed Healthcare Cost Trend Rate on the OPEB Plan

	One percent increase	One percent decrease
years ended December 31 (in millions)	2015	2015
Effect on total of service and interest cost components of OPEB cost	$—	$—
Effect on OPEB obligation	$3	$(3)

Pension Plan Assets

A benefits committee of members of senior management is responsible for supervising, monitoring and evaluating the invested assets of the company’s funded pension plans. The benefits committee, which meets at least quarterly, abides by documented policies and procedures relating to investment goals, targeted asset allocations, risk management practices, allowable and prohibited investment holdings, diversification, use of derivatives, the relationship between plan assets and benefit obligations, and other relevant factors and considerations. In the United States, the benefits committee has hired an outsourced chief investment officer (oCIO) provider, Goldman Sachs Asset Management, to perform the day-to-day management of pension assets.

The benefits committee’s documented policies and procedures include the following:

•	Ability to pay all benefits when due;

•	Targeted long-term performance expectations relative to applicable market indices, such as Standard & Poor’s, Russell, MSCI EAFE, and other indices;

•	Targeted asset allocation percentage ranges (summarized below), and periodic reviews of these allocations;

•

Specified investment holding and transaction prohibitions (for example, private placements or other restricted securities, securities that are not traded in a sufficiently active market, short sales, certain derivatives, commodities and margin transactions);

•	Specified portfolio percentage limits on holdings in a single corporate or other entity (generally 5%, except for holdings in U.S. government or agency securities);

•	Specified average credit quality for the fixed-income securities portfolio (at least A- by Standard & Poor’s or A3 by Moody’s);

•	Specified portfolio percentage limits on foreign holdings; and

•	Periodic monitoring of oCIO performance and adherence to the benefits committee’s policies.

Plan assets are invested using a total return investment approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and exceed the planned benchmark investment return. Investment strategies and asset allocations are based on consideration of plan liabilities, the plans’ funded status and other factors, such as the plans’ demographics and liability durations. Investment performance is reviewed by the benefits committee on a quarterly basis and asset allocations are reviewed at least annually.

Plan assets are managed in a balanced equity and fixed income portfolio. The target allocations for plan assets are 75 percent in an equity portfolio and 25 percent in a fixed income portfolio. The documented policy includes an allocation range based on each individual investment type within the major portfolios that allows for a variance from the target allocations of approximately five percentage points. The equity portfolio may include common stock of U.S. and international companies, common/collective trust funds, mutual funds, hedge funds and real asset investments. The fixed income portfolio may include cash, money market funds with an original maturity of three months or less, U.S. and foreign government and governmental agency issues, common/collective trust funds, corporate bonds, municipal securities, derivative contracts and asset-backed securities.

While the benefits committee provides oversight over plan assets for U.S. and international plans, the summary above is specific to the plans in the United States. The plan assets for international plans are managed and allocated by the entities in each country, with input and oversight provided by the benefits committee.

The following tables summarize the bases used to measure the pension plan assets and liabilities that are carried at fair value on a recurring basis for the U.S. funded plan.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Fixed income
Cash and cash equivalents	$6	$—	$6	$—
Common/collective trust funds	54	—	54	—
Equity
Common/collective trust funds	149	19	130	—
Hedge fund	11	—	11	—

Fair value of pension plan assets	$220	$19	$201	$—

The following tables summarize the bases used to measure the pension plan assets and liabilities that are carried at fair value on a recurring basis for the international funded plans.

		Basis of fair value measurement
(in millions)	Balance at December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Fixed income
Cash and cash equivalents	$8	$8	$—	$—
Government agency issues	1	1	—	—
Corporate bonds	29	29	—	—
Mutual Funds	35	35	—	—
Equity
Common stock:
Large cap	17	17	—	—
Mid cap	1	1	—	—
Small cap	—	—	—	—
Total common stock	18	18	—	—
Mutual funds	25	25	—	—
Real Estate funds	10	8	2	—
Other holdings	7	—	7	—

Fair value of pension plan assets	$133	$124	$9	$—

The assets and liabilities of the company’s pension plans are valued using the following valuation methods:

Investment category	Valuation methodology
Cash and cash equivalents	These largely consist of a short-term investment fund, U.S. dollars and foreign currency. The fair value of the short-term investment fund is based on the net asset value
Government agency issues	Values are based quoted prices in an active market
Corporate bonds	Values are based on the valuation date in an active market
Common stock	Values are based on the closing prices on the valuation date in an active market on national and international stock exchanges
Mutual funds	Values are based on the net asset value of the units held in the respective fund which are obtained from national and international exchanges
Common/collective trust funds	Values are based on the net asset value of the units held at year end
Real estate funds

The value of these assets are either determined by the net asset value of the units held in the respective fund which are obtained from national and international exchanges or based on the net asset value of the underlying assets of the fund provided by the fund manager

Other holdings	The value of these assets vary by investment type and are primarily based on reputable pricing vendors that typically use pricing matrices or models

Expected Pension and OPEB Plan Funding

The company’s funding policy for its pension plans is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the company may determine to be appropriate considering the funded status of the plans, tax deductibility, the cash flows generated by the company, and other factors. Volatility in the global financial markets could have an unfavorable impact on future funding requirements. The company has no obligation to fund its principal plans in the United States in 2016. The company continually reassesses the amount and timing of any discretionary contributions. The company expects to make cash contributions to its pension plans of at least $9 million in 2016, primarily related to the company’s international plans. The company expects to have net cash outflows relating to its OPEB plan of less than $1 million in 2016.

The table below details the funded status percentage of the company’s pension plans as of December 31, 2015, including certain plans that are unfunded in accordance with the guidelines of the company’s funding policy outlined above.

	United States		International
as of December 31, 2015 (in millions)	Qualified plans	Nonqualified plan	Funded plans	Unfunded plans	Total
Fair value of plan assets	$220	n/a	$133	n/a	$353
PBO	349	$27	281	$166	823
Funded status percentage	63%	n/a	47%	n/a	43%

U.S. Defined Contribution Plan

Most U.S. employees are eligible to participate in a qualified defined contribution plan. Company contributions were $21 million in 2015, $20 million in 2014 and $16 million in 2013.

NOTE 13

ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a net-of-tax summary of the changes in AOCI by component for the years ended 2015 and 2014.

(in millions)	Foreign Currency Translation	Pension and Other Employee Benefits	Available- for- sale Securities	Hedging Activities	Total
Gains (losses)
Balance as of December 31, 2014	$(387)	$(52)	$7	$(1)	$(433)
Other comprehensive (loss) income before reclassifications	(362)	(2)	(9)	36	(337)
Amounts reclassified from AOCI(a)	—	13	10	(30)	(7)

Net other comprehensive (loss) income	(362)	11	1	6	(344)

Separation-related adjustments	390	(145)	9	28	282

Balance as of December 31, 2015	$(359)	$(186)	$17	$33	$(495)

(in millions)	Foreign Currency Translation	Pension and Other Employee Benefits	Available-for- sale Securities	Hedging Activities	Total
Gains (losses)
Balance as of December 31, 2013	$—	$(51)	$(13)	$—	$(64)
Other comprehensive (loss) income before reclassifications	(387)	(4)	(20)	(1)	(412)
Amounts reclassified from AOCI(a)	—	3	40	—	43

Net other comprehensive (loss) income	(387)	(1)	20	(1)	(369)

Balance as of December 31, 2014	$(387)	$(52)	$7	$(1)	$(433)

(a)	See table below for details about these reclassifications.

The net separation-related adjustments during 2015 primarily related to the assumption of deferred hedging gains and deferred pension losses during the second quarter of 2015, as well as differences between AOCI transferred to Baxalta as a result of the separation and AOCI reported in the company’s combined balance sheet as of June 30, 2015.

The following is a summary of the amounts reclassified from AOCI to net income during the years ended December 31, 2015 and 2014.

	Amounts reclassified from AOCI (a)
(in millions)	2015	2014	Location of impact in income statement
Amortization of pension and other employee benefits
Actuarial losses and other	$(18)	$(4)	(b)

	(18)	(4)	Total before tax
	5	1	Tax benefit

	$(13)	$(3)	Net of tax

Gains (losses) on hedging activities
Foreign exchange contracts	$46	$—	Cost of sales
Interest rate contracts	1		Net interest expense

	47	—	Total before tax
	(17)	—	Tax expense

	$30	$—	Net of tax

Gains (losses) on available-for-sale securities
Other-than-temporary impairment of available-for-sale equity security	$(14)	$(45)	Other (income) expense, net
Gain on available-for-sale equity security	3	—	Other (income) expense, net

	(11)	(45)	Total before tax
	1	5	Tax benefit

	(10)	(40)	Net of tax

Total reclassification for the period	$7	$(43)	Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.

(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 12.

NOTE 14

INCOME TAXES

Income from Continuing Operations Before Income Tax Expense by Category

years ended December 31 (in millions)	2015	2014	2013
United States	$618	$728	$881
International	580	804	732

Income before income taxes	$1,198	$1,532	$1,613

Income Taxes on Continuing Operations

years ended December 31 (in millions)	2015	2014	2013
Current
United States	$283	$273	$326
International	52	5	42

Current income tax expense	335	278	368

Deferred
United States	(52)	27	(40)
International	(13)	41	(3)

Deferred income tax (benefit) expense	(65)	68	(43)

Income tax expense	$270	$346	$325

Income Tax Expense Reconciliation

years ended December 31 (in millions)	2015	2014	2013
Income tax expense at U.S. statutory rate	$420	$536	$565
Tax incentives	(112)	(111)	(146)
Foreign taxes less than U.S. rate	(48)	(98)	(89)
State and local taxes	15	26	32
Branded Prescription Drug Fee	10	20	7
Research and Orphan Drug Credit	(7)	(7)	(10)
Domestic manufacturing deduction	(14)	—	—
Tax contingencies	12	(19)	(30)
Other items	(6)	(1)	(4)

Income tax expense	$270	$346	$325

The effective income tax rate for continuing operations was 22.5% in 2015, 22.6% in 2014, and 20.1% in 2013. As detailed in the income tax expense reconciliation table above, the company’s effective tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The benefit from foreign operations reflects the impact of lower income tax rates in locations outside the United States, as well as tax exemptions and incentives in Switzerland, Singapore, and other foreign tax jurisdictions. Earnings outside the United States of $77 million incurred prior to the separation are not deemed to be indefinitely reinvested and have an associated income tax of $9 million. Management intends to continue to reinvest all other historical and future earnings in several jurisdictions outside of the United States indefinitely, and therefore has not recognized U.S. income tax expense on these earnings.

The company has received tax incentives in certain taxing jurisdictions outside the United States. The financial impact of the reductions as compared to the statutory tax rates is indicated in the income tax expense reconciliation table above. The tax reductions as compared to the local statutory rate favorably impacted earnings from continuing operations per diluted share by $0.17 in 2015, $0.16 in 2014 and $0.21 in 2013.

Deferred Tax Assets and Liabilities

as of December 31 (in millions)	2015	2014
Deferred tax assets
Compensation and retirement benefits	$213	$92
Tax credits and net operating losses	40	3
Capital lease obligations	116	—
Accrued expenses	123	198
Valuation allowances	(4)	—

Total deferred tax assets	488	293

Deferred tax liabilities
Subsidiaries’ unremitted earnings	(9)	(34)
Fixed assets	(313)	(258)
Intangible assets	(148)	(78)
Other items	(4)	31

Total deferred tax liabilities	(474)	(339)

Net deferred tax asset	$14	$(46)

In 2015, certain prior period amounts were reclassified to conform with the current period presentation, primarily in connection with the classification of prepaid taxes associated with deferred intercompany profit in inventory from the deferred taxes rollforward. The company has elected to adopt ASU No. 2015-17, as further discussed in Note 2, starting with the period ending December 31, 2015 and retroactively applying to the balances as of December 31, 2014. The company has prepared these financial statements in accordance with the new guidance requiring that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. Additional reclassifications were made with respect to prior period deferred items to better identify the true nature of these items and to conform with the current period presentation. The adoption of ASU No. 2015-17 has the effect of reducing short-term deferred income taxes by $215 million, increasing other long-term assets by $14 million, reducing short-term liabilities by $4 million and reducing other long-term liabilities by $197 million for the year ended December 31, 2014.

As of December 31, 2015, the company has no material loss or credit carryforwards for U.S. or state tax purposes. As of December 31, 2015, the company had foreign operation loss carryforwards of $50 million and no foreign tax credit carryforwards. The company maintains no material valuation allowances to reduce deferred tax assets because the company believes it is more likely than not that these assets will be fully realized. The company evaluates the need for valuation allowances on a continuous basis, and as circumstances change, the need for a valuation allowance against deferred tax assets may arise.

Deferred income taxes have not been provided on approximately $6.4 billion of the undistributed earnings of foreign subsidiaries as these earnings have been indefinitely reinvested for continued use in foreign operations. If these undistributed earnings are repatriated to the U.S. in the foreseeable future, the company would incur an income tax expense of approximately $2.2 billion, excluding any potential foreign tax credits or future changes in tax law.

Unrecognized Tax Benefits

The following is a reconciliation of the company’s unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013.

as of and for the years ended (in millions)	2015	2014	2013
Balance at beginning of the year	$65	$81	$259
Increase associated with tax positions taken during the current year	17	2	7
Decrease associated with tax positions taken during a prior year	—	(4)	—
Separation related adjustment	(60)	—	—
Settlements	(5)	(6)	(179)
Decrease associated with lapses in statutes of limitations	—	(8)	(6)

Balance at end of the year	$17	$65	$81

Baxalta and Baxter entered into a tax sharing agreement, effective on the date of separation, which employs a tracing approach to determine which company is liable for certain pre-separation income tax items. If a liability arises and is attributable to the Bioscience business, the liability would be allocated to Baxalta. If a liability arises and is attributable to the Medical Device, Renal or Biosurgery businesses, it would be allocated to Baxter.

The table above reflects a reduction of $60 million related to tax periods prior to the separation for which Baxter is the primary obligor. However, under U.S. Treasury Regulations, each member of a consolidated group is jointly and severally liability for the U.S. federal income tax liability of each other member of the consolidated group. Accordingly, with respect to periods in which Baxalta was included in the Baxter consolidated group, Baxalta could be liable to the U.S. government for any U.S. federal income tax liability tax incurred by the consolidated group, to the extent not discharged by any other member.

Baxalta will be directly responsible for tax contingencies and related interest and penalties for its newly formed legal entities for periods after separation or in instances where an existing entity was transferred to Baxalta upon separation. As a result, Baxalta has continued to account for these tax contingencies.

If recognized, the net amount of contingent tax liabilities that would impact the company’s effective tax rate is $17 million. The company does not expect that it is reasonably possible that any of its uncertain tax liability positions will be settled in the next twelve months. The company believes adequate provision has been made for all income tax uncertainties. Baxalta recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. The amounts expensed and the liabilities accrued are immaterial as of and for the year ended December 31, 2015. Uncertain tax positions are included as a long-term liability on the consolidated balance sheets.

In the normal course of business, the company may be audited by federal, state and foreign tax authorities, and may be periodically challenged regarding the amount of taxes due. As of December 31, 2015, Baxalta entities were not subject to any ongoing income tax audits.

NOTE 15

SHARE-BASED COMPENSATION

2015 Baxalta Incentive Plan

In connection with the separation, the company adopted the 2015 Baxalta Incorporated Incentive Plan which provides for the assumption of certain awards granted under the Baxter incentive stock programs and provides for additional shares of common stock available for issuance with respect to awards for participants. The 2015 Baxalta Incorporated Incentive Plan initially provided for 91 million shares of common stock for issuance with respect to awards for participants. At December 31, 2015, approximately 39 million shares were available for future awards.

Employee Stock Purchase Plan

Nearly all employees are eligible to participate in the company’s employee stock purchase plan. The employee purchase price is 85% of the closing market price on the purchase date. The plan is considered compensatory and related expense recorded by the company was immaterial. The employee stock purchase plan provided for 3 million shares of common stock available for issuance to eligible participants, of which approximately 2.6 million shares were available for future awards as of December 31, 2015.

During 2015, the company issued approximately 0.4 million shares under the current employee stock purchase plan. The number of shares under subscription at December 31, 2015 totaled approximately 1 million.

Impact of Separation from Baxter

Prior to the separation, Baxalta employees participated in Baxter’s incentive stock program and Baxalta recorded costs in cost of sales, selling, general and administrative expenses and R&D expenses for its employees’ participation in the program. In connection with the separation, outstanding Baxter equity awards granted prior to January 1, 2015 and held by Baxter or Baxalta employees were adjusted into both Baxter and Baxalta equity awards. Awards granted after January 1, 2015 and certain awards granted during 2014 were adjusted entirely into corresponding awards of either Baxter or Baxalta, based on which company would employ the holder following the separation. The value of the combined Baxter and Baxalta stock-based awards after the separation was designed to generally preserve the intrinsic value and the fair value of the award immediately prior to separation. In periods following the separation, Baxalta records share-based compensation costs relating to its employees’ Baxalta and Baxter equity awards.

Share-Based Compensation Expense

The table presents share-based compensation expense by statement of income line item.

(in millions)	2015	2014	2013
Cost of sales	$10	$8	$8
Selling, general and administrative expense	42	16	12
Research and development expenses	10	7	6

Total share-based compensation expense	$62	$31	$26

The related tax benefit recognized was $18 million in 2015, $10 million in 2014 and $9 million in 2013.

Stock Options

Stock options have been granted to employees and non-employee directors with exercise prices at least equal to 100% of the company’s share price on the date of grant. Stock options typically have a contractual term of 10 years. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period.

Stock options granted to employees prior to the separation generally vest in one-third increments over a three-year period. In July 2015, the company made a one-time grant totaling 1.6 million stock options to 5 senior executives that cliff-vest 5 years from the grant date. Stock options granted to non-employee directors generally cliff-vest one year from the grant date (collectively, stock options with service conditions).

In December 2015, the company granted 2.6 million stock options with both a market based and service condition to certain employees (stock options with service and market conditions). These options vest in 2 years if the company’s share price remains at or above a specified price target for 20 consecutive days during a 2 year performance period.

Post-Separation Valuation Assumptions

The weighted-average Black-Scholes assumptions used in estimating the fair value of stock options with service conditions granted in 2015 by Baxalta following the separation, along with the weighted-average grant-date fair values, were as follows:

years ended December 31 (in millions)	2015
Expected volatility	31%
Expected life (in years)	6.8
Risk-free interest rate	2.1%
Dividend yield	0.9%
Fair value per stock option	$10

The stock-options with service and market conditions granted during December 2015 were valued using a Monte Carlo model, with assumptions as follows:

years ended December 31 (in millions)	2015
Expected volatility	30%
Expected life (in years)	6.0
Risk-free interest rate	2.2%
Dividend yield	0.8%
Fair value per stock option	$6

Pre-Separation Valuation Assumptions

The weighted-average Black-Scholes assumptions used in estimating the fair value of stock options granted by Baxter prior to the separation during each year, along with the weighted-average grant-date fair values, were as follows:

years ended December 31 (in millions)	2015	2014	2013
Expected volatility	20%	23%	25%
Expected life (in years)	5.5	5.5	5.5
Risk-free interest rate	1.7%	1.7%	0.9%
Dividend yield	3.0%	2.8%	2.6%
Fair value per stock option	$9	$11	$12

Option Activity and Weighted-Average Unrecognized Expense

A summary of Baxalta stock option activity held by both Baxalta and Baxter employees for the period following the separation is presented below.

(options and aggregate intrinsic values in thousands)	Options	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Options converted on July 1, 2015 in connection with the separation	35,199	$28.95
Granted	4,937	33.16
Exercised	(1,842)	27.02
Forfeited	(518)	32.03
Expired	(66)	32.02

Outstanding at December 31, 2015	37,710	$29.55	6.6	$357,376

Vested or expected to vest as of December 31, 2015	36,621	$29.46	6.5	$350,508

Exercisable at December 31, 2015	19,562	$26.98	4.5	$235,652

The total intrinsic value of Baxalta stock options exercised by both Baxter and Baxalta employees following the separation was $17 million during 2015.

As of December 31, 2015, the unrecognized compensation cost related to all unvested Baxter and Baxalta stock options held by Baxalta’s employees of $60 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

RSUs

RSUs have been granted to employees and non-employee directors. RSUs granted to employees generally vest in one-third increments over a three-year period and RSUs granted to non-employee directors generally cliff-vest one year from the grant date. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the substantive vesting period. The fair value of RSUs is determined based on the number of shares granted and the quoted price of the company’s common stock on the date of grant.

A summary of Baxalta RSU activity held by both Baxalta and Baxter employees for the period following the separation is presented below:

(share units in thousands)	Share units	Weighted- average grant-date fair value[1]
Nonvested RSUs converted on July 1, 2015 in connection with the separation	2,955	$31.98
Granted	671	33.34
Vested	(119)	30.20
Forfeited	(117)	32.06

Nonvested RSUs at December 31, 2015	3,390	$32.30

[1]	The weighted-average grant date fair value has been adjusted for the impact of the separation

The weighted-average grant date fair value of RSUs granted in 2015 following the separation was $33.34. The fair value of RSUs vested in 2015 following the separation was $4 million.

As of December 31, 2015, the unrecognized compensation cost related to all unvested Baxalta or Baxter RSUs held by Baxalta’s employees of $54 million is expected to be recognized as expense over a weighted-average period of 2.1 years.

PSUs

Prior to the separation, Baxter granted certain company employees PSUs that vest based on return on invested capital (ROIC) performance or market conditions. The vesting condition for ROIC PSUs is set at the beginning of each year for each tranche of the award during the three-year service period. Compensation cost for the ROIC PSUs was measured based on the fair value of the awards on the date the vesting terms for each tranche of the award are established and the quoted price of Baxter common on the grant date for each tranche of the award. The compensation cost for these PSUs is adjusted at each reporting date to reflect the estimated probability of achieving the vesting condition.

The fair value of PSUs based on market conditions was determined using a Monte Carlo model. A Monte Carlo model uses stock price volatility and other variables to estimate the probability of satisfying the market conditions and the resulting fair value of the award. The compensation cost is not adjusted for changes in estimated probability of achieving the vesting condition. The following table presents the assumptions used in estimating the fair value of the market-condition PSUs, along with their grant-date fair values, during 2014 and 2013.

years ended December 31	2014	2013
Baxter volatility	20%	21%
Peer group volatility	13%-58%	13%-38%
Correlation of returns	0.23-0.66	0.37-0.62
Risk-free interest rate	0.7%	0.3%
Fair value per PSU	$57	$67

A summary of Baxalta PSU activity related to shares held by both Baxalta and Baxter employees for the period following the separation is presented below:

(share units in thousands)	Share units	Weighted- average grant-date fair value[1]
Nonvested PSUs converted on July 1, 2015 in connection with the separation	551	$30.17
Granted	—	—
Vested	(300)	31.49
Forfeited	(17)	30.10

Nonvested PSUs at December 31, 2015	234	$28.50

[1]	The weighted-average grant date fair value has been adjusted for the impact of the separation

As of December 31, 2015, the unrecognized compensation cost related to all unvested Baxalta or Baxter PSUs held by Baxalta’s employees of $2 million is expected to be recognized as expense over a weighted-average period of approximately 1 year.

NOTE 16

LEGAL PROCEEDINGS

The company is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of December 31, 2015, the company’s total recorded reserves with respect to legal matters were $23 million and were primarily reported in other long-term liabilities.

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

NOTE 17

AGREEMENTS AND TRANSACTIONS WITH BAXTER

Separation-Related Agreements with Baxter

In connection with the separation, the company entered into a manufacturing and supply agreement, transition services agreement and international commercial operations agreement with Baxter.

Under the terms of the manufacturing and supply agreement, Baxalta manufactures certain products and materials and sells them to Baxter at an agreed-upon price reflecting Baxalta’s cost plus a mark-up for certain products and materials. As a result, the company began recording revenues associated with the manufacturing and supply agreement during 2015 that were not recorded during periods prior to the separation. Revenues associated with the manufacturing and supply agreement with Baxter were $71 million during 2015. The company also began purchasing products and materials from Baxter at cost plus a mark-up beginning during 2015. The costs associated with the manufacture of these products were included at cost without a mark-up in the company’s results of operations in periods prior to the separation. The manufacturing and supply agreement did not contribute a significant amount of gross margin or net income to the company’s results of operations during 2015.

Under the terms of the transition services agreement, Baxalta and Baxter provide various services to each other on an interim, transitional basis. The services provided by Baxter to Baxalta include certain finance, information technology, human resources, quality, supply chain and other administrative services and functions, and are generally provided on a cost-plus basis. The services generally extend for approximately 2 years following the separation except for certain information technology services that may extend for 3 years following the separation. During 2015, the company incurred selling, general and administrative expenses of approximately $65 million associated with the transition services agreement with Baxter.

For a certain portion of the company’s operations, the legal transfer of Baxalta’s net assets did not occur by the separation date of July 1, 2015 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries. Under the terms of the international commercial operations agreement with Baxter, the company is responsible for the business activities conducted by Baxter on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in the company’s consolidated financial statements. Net sales related to these operations totaled approximately $414 million for the last six months of 2015 following the separation. At December 31, 2015, the assets and liabilities consisted of inventories, which are reported in inventories on the consolidated balance sheet, and other assets and liabilities, which are reported in due to or from Baxter International Inc., net, on the consolidated balance sheet. The majority of these operations are expected to be transferred to the company by the end of 2016.

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

The following is a summary of the amounts in the consolidated balance sheet due to or from Baxter, including the assets and liabilities of certain of the company’s operations that have not yet transferred to Baxalta and are held by Baxter as of the balance sheet date:

(in millions)	December 31, 2015

Inventories	$101

Assets to be transferred to Baxalta, held by Baxter	$236
Other amounts due from Baxter	161

Due from Baxter International Inc.	$397

Liabilities to be transferred to Baxalta, held by Baxter	$46
Other amounts due to Baxter	226

Due to Baxter International Inc.	$272

Other amounts due to or from Baxter primarily relate to intercompany balances which originated prior to the separation and ongoing transactions with Baxter associated with the separation-related agreements described above, including current tax-related indemnification liabilities of $75 million and long-term tax-related indemnification liabilities of $51 million.

Corporate Overhead and Other Allocations from Baxter Prior to Separation

Prior to the separation, the company did not operate as a standalone business and had various relationships with Baxter whereby Baxter provided services to the company. In the financial statements prior to the separation, Baxter provided the company certain services, which included, but were not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. The financial information in the combined financial statements in periods prior to the separation did not necessarily include all the expenses that would have been incurred had the company been a separate, standalone entity. Baxter charged the company for these services based on direct and indirect costs. When specific identification was not practicable, a proportional cost method was used, primarily based on sales, headcount, or square footage. These allocations were reflected as follows in financial statements for periods prior to the separation:

(in millions)	6 months ended June 30, 2015	Year ended December 31, 2014	Year ended December 31, 2013
Cost of sales allocations	$21	$12	$37
Selling, general and administrative allocations	258	511	540
Research and development allocations	5	14	15
Other expense, net allocations	—	1	4

Total corporate overhead and other allocations from Baxter	$284	$538	$596

Management believes that the methods used to allocate expenses to the company’s historical financial statements were reasonable.

Centralized Cash Management Prior to Separation

Prior to the separation, Baxter used a centralized approach to cash management and financing of operations. The majority of the company’s subsidiaries were party to Baxter’s cash pooling arrangements with several financial institutions to maximize the availability of cash for general operating and investing purposes. Under these cash pooling arrangements, cash balances were swept regularly from the company’s accounts. Cash transfers to and from Baxter’s cash concentration accounts and the resulting balances at the end of each reporting period were reflected in net parent company investment in the combined balance sheets. At December 31, 2014, cash and equivalents were not allocated to the company due to Baxter’s centralized approach to cash management.

NOTE 18

DISCONTINUED OPERATIONS

In July 2014, the company entered into an agreement with Pfizer, Inc. to sell its commercial vaccines business and committed to a plan to divest the remainder of its vaccines business, which included certain R&D programs. In December 2014, the company completed the divestiture of the commercial vaccines business and recorded an after-tax gain of $417 million. During 2015, the company recorded a net after-tax gain of $3 million as a result of purchase price adjustments.

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

Following is a summary of the operating results of the vaccines business, which have been reflected as discontinued operations for the years ended December 31, 2015, 2014 and 2013:

years ended December 31 (in millions)	2015	2014	2013
Net sales	$1	$301	$292
(Loss) income from discontinued operations before income taxes, excluding gain on sale	(4)	150	3
Gain on sale before income taxes	38	466	—
Income tax expense	(6)	(65)	(3)

Income from discontinued operations, net of taxes	$28	$551	$—

NOTE 19

GEOGRAPHIC AND PRODUCT INFORMATION

Net sales are based on product shipment destination and assets are based on physical location.

years ended December 31 (in millions)	2015	2014	2013
Net sales
United States	$3,315	$3,016	$2,861
Rest of world	2,833	2,936	2,694

Consolidated and combined net sales	$6,148	$5,952	$5,555

as of December 31 (in millions)	2015	2014	2013
PP&E, net
United States	$3,173	$2,411	$1,472
Austria	780	717	812
Switzerland	359	353	382
Singapore	354	333	308
Rest of world	368	378	402

Consolidated and combined PP&E, net	$5,034	$4,192	$3,376

Significant Product Sales

The following is a summary of net sales for the Company’s five product categories.

years ended December 31 (in millions)	2015	2014	2013
Hemophilia[1]	$2,840	$2,984	$2,786
Immunoglobulin Therapies[2]	1,750	1,677	1,616
Inhibitor Therapies[3]	787	744	651
BioTherapeutics[4]	684	547	502
Oncology[5]	87	—	—

Consolidated and combined net sales	$6,148	$5,952	$5,555

[1]

Primarily includes sales of recombinant factor VIII and factor IX products (ADVATE, ADYNOVATE, RECOMBINATE, and RIXUBIS) and plasma-derived hemophilia products (primarily factor VII, factor VIII and factor IX).

[2]	Includes sales of antibody-replacement immunoglobulin therapy products, including GAMMAGARD LIQUID, SUBCUVIA and HYQVIA.

[3]

Includes sales of FEIBA, a plasma-derived hemophilia product to treat patients who have developed inhibitors and OBIZUR, a recombinant porcine factor VIII product for the treatment of acquired hemophilia A.

[4]	Includes primarily plasma-derived specialty therapies including albumin and alpha-1 antitrypsin products, as well as contract manufacturing revenue.

[5]	Includes sales of ONCASPAR, a treatment for acute lymphoblastic leukemia.

Concentration of Credit Risk

The company engages in business with foreign governments in certain countries that have experienced deterioration in credit and economic conditions, including Greece, Spain, Portugal, Italy and Brazil. As of December 31, 2015, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $80 million, of which Greece receivables represented an immaterial balance. The company also has significant accounts receivable related to its Hemobrás partnership in Brazil totaling $207 million at December 31, 2015.

Global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. While the company believes that its allowance for doubtful accounts as of December 31, 2015 is adequate, future governmental actions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur additional credit losses that materially impact its results of operations.

NOTE 20

QUARTERLY FINANCIAL RESULTS (UNAUDITED)

(in millions, except per share data)	First quarter	Second quarter	Third quarter	Fourth quarter	Full year
2015
Net sales	$1,361	$1,429	$1,595	$1,763	$6,148
Gross margin	790	928	962	1,082	3,762
Income from continuing operations[1]	262	284	281	101	928
Income (loss) from continuing operations per common share[1]
Basic	0.39	0.42	0.42	0.15	1.37
Diluted	0.38	0.42	0.41	0.15	1.36
Income (loss) from discontinued operations, net of tax[1]	10	(4)	28	(6)	28
Income (loss) from discontinued operations per common share[1]
Basic	0.02	(0.01)	0.04	(0.01)	0.04
Diluted	0.02	(0.01)	0.04	(0.01)	0.04
Net income[1]	272	280	309	95	956
Net income per common share[1]
Basic	0.41	0.41	0.46	0.14	1.41
Diluted	0.40	0.41	0.45	0.14	1.40
Cash dividends declared per common share	0.00	0.00	0.07	0.07	0.14
2014
Net sales	$1,329	$1,452	$1,488	$1,683	$5,952
Gross margin	770	853	874	1,012	3,509
Income from continuing operations[2]	309	318	225	334	1,186
Income from continuing operations per common share[2]
Basic	0.46	0.47	0.33	0.49	1.75
Diluted	0.45	0.47	0.33	0.49	1.74
Income from discontinued operations, net of tax[2]	49	52	21	429	551
Income from discontinued operations per common share[2]
Basic	0.07	0.08	0.03	0.64	0.82
Diluted	0.07	0.08	0.03	0.63	0.81
Net income[2]	358	370	246	763	1,737
Net income per common share[2]
Basic	0.53	0.55	0.36	1.13	2.57
Diluted	0.52	0.55	0.36	1.12	2.55
Cash dividends declared per common share	0.00	0.00	0.00	0.00	0.00

[1]

The first quarter of 2015 included net after-tax charges from continuing operations of $33 million related to intangible asset amortization, business optimization items, and separation costs; and a $9 million after-tax favorable adjustment to the gain recorded on sale of the company’s commercial vaccines business reported in discontinued operations. The second quarter of 2015 included net after-tax charges from continuing operations of $109 million related to intangible asset amortization, business optimization items, separation costs, and milestone payments associated with the company’s collaboration agreements; and a $4 million after-tax charge reported in discontinued operations. The third quarter of 2015 included net after-tax charges from continuing operations of $104 million related to intangible asset amortization, separation costs, IPR&D and other impairment charges, a decrease in the fair value of contingent payment liabilities, milestone payments associated with the company’s collaboration agreements and business development items; and a $28 million after-tax gain recorded on the sale of certain vaccines R&D programs reported in discontinued operations. The fourth quarter of 2015 included net after-tax charges from continuing operations of $286 million related to intangible asset amortization, business optimization items, separation costs, upfront and milestone payments to collaboration partners, a decrease in the fair value of contingent payment liabilities, a currency-related item and favorable adjustments to previously recorded impairment charges; and a $6 million after-tax unfavorable adjustment to the gain recorded on sale of the company’s commercial vaccines business reported in discontinued operations.

[2]

The first quarter of 2014 included net after-tax charges from continuing operations of $24 million related to intangible asset amortization, business optimization items, plasma-related litigation and milestone payments associated with the company’s collaboration agreements; and an $8 million after-tax charge reported in discontinued operations. The second quarter of 2014 included net after-tax charges from continuing operations of $63 million related to intangible asset amortization, business optimization items, separation costs, milestone payments associated with the company’s collaboration agreements and an increase in fair value of contingent payment liabilities. The third quarter of 2014 included net after-tax charges from continuing operations of $166 million related to intangible asset amortization, business optimization items, separation costs, the Branded Prescription Drug Fee and milestone payments associated with the company’s collaboration arrangements; and after-tax charges of $5 million after-tax charge reported in discontinued operations. The fourth quarter of 2014 included net after-tax charges from continuing operations of $146 million related to intangible asset amortization, business optimization items, separation costs, milestone payments associated with the company’s collaboration agreements, other-than-temporary impairment and an increase in fair value of contingent payment liabilities; and a $417 million after-tax gain on the sale of the company’s commercial vaccines business reported in discontinued operations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Baxalta Incorporated:

In our opinion, the accompanying consolidated and combined balance sheets and the related consolidated and combined statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Baxalta Incorporated and its subsidiaries at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated and combined financial statements, the Company changed the manner in which it accounts for the classification of deferred income tax balances in 2015.

/s/ PricewaterhouseCoopers LLP

March 3, 2016

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Baxalta carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxalta’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2015. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B.	Other Information.

2016 Annual Meeting of Shareholders

In its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed with the SEC on November 12, 2015, the company disclosed that it expected to hold its 2016 annual meeting of shareholders on May 10, 2016. In light of the pending Merger, the company has cancelled its 2016 annual meeting of shareholders scheduled for May 10, 2016, and does not intend to hold the 2016 annual meeting of shareholders if the Merger is completed in 2016. If the merger agreement is terminated or the proposal to adopt the merger agreement is not approved by Baxalta shareholders at the Baxalta special meeting that the company intends to hold in the first half of 2016, Baxalta intends to call an annual meeting of shareholders.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information with respect to those persons who serve on Baxalta’s Board of Directors, including Dr. Hantson, whose biographical information is included in this Item 10 under the caption entitled “Executive Officers.” Each person listed below was appointed to Baxalta’s Board of Directors prior to, or on the date of, the separation other than Dr. Ferrante and Dr. Nader who were appointed effective July 27, 2015.

Name	Age	Title
Wayne T. Hockmeyer, Ph.D.	71	Chairman
Blake E. Devitt	69	Director
Karen J. Ferrante, M.D.	58	Director
John D. Forsyth	68	Director
Gail D. Fosler	68	Director
James R. Gavin III, M.D., Ph.D.	70	Director
Ludwig N. Hantson, Ph.D.	53	Director, President and Chief Executive Officer
François Nader, M.D.	59	Director
Albert P.L. Stroucken	68	Director

Wayne T. Hockmeyer, Ph.D., age 71, serves as Chairman of Baxalta’s Board of Directors. Dr. Hockmeyer founded MedImmune, Inc., a healthcare company focused on infectious diseases, cancer and inflammatory diseases, and served as Chairman and/or Chief Executive Officer of MedImmune from 1988 to 2007. Prior to that, he was vice president of laboratory research and product development at Praxis Biologics Inc. and chief of the Department of Immunology at Walter Reed Army Institute of Research. Dr. Hockmeyer serves as a director of GenVec Inc. and previously served as a director of Baxter International Inc., MedImmune, Inc., Middlebrook Pharmaceuticals, Inc. and Idenix Pharmaceuticals Inc.

Blake E. Devitt, age 69, retired in 2004 from the public accounting firm of Ernst & Young LLP. During his 33-year career at Ernst & Young, Mr. Devitt held several positions, including Senior Audit Partner and Director, Pharmaceutical and Medical Device Industry Practice, from 1994 to 2004. Mr. Devitt previously served as a director of Baxter International Inc.

Karen J. Ferrante, M.D., age 58, has served as chief medical officer and head of R&D at Tokai Pharmaceuticals, Inc., a biopharmaceutical company focused on developing and commercializing proprietary therapies for the treatment of prostate cancer and other hormonally-driven diseases, since April 2014. Prior to Tokai, Dr. Ferrante spent six years, 2007 to 2013, at Takeda Pharmaceutical Company and Millennium: The Takeda Oncology Company, serving most recently as head of Takeda’s Oncology Therapeutic Area. Prior to Millennium, Dr. Ferrante spent eight years, 1999 to 2007, in Global Research and Development at Pfizer and was appointed vice president of Global Research and Development and therapeutic area clinical leader in Oncology Development in 2007. Dr. Ferrante began her pharmaceutical career in 1995 at Bristol-Myers Squibb as associate director of Clinical Oncology, focusing on drug development and team leadership.

John D. Forsyth, age 68, has served as Chairman of Wellmark Blue Cross Blue Shield, a healthcare insurance provider for residents of Iowa and South Dakota, since 2000 and Chief Executive Officer since 1996. Prior to that, he spent 26 years at the University of Michigan, holding various positions, including President and Chief Executive Officer of the University of Michigan Health System. Mr. Forsyth serves as a director of Baxter International Inc.

Gail D. Fosler, age 68, is President of The GailFosler Group LLC, a strategic advisory service for global business leaders and public policy makers that she has led since 2010. Prior to that, she spent more than 20 years at The Conference Board, a global research and business membership organization, where she held several positions including President, Executive Vice President and Chief Economist. Ms. Fosler previously served as a director of Baxter International Inc. and Caterpillar Inc.

James R. Gavin III, M.D., Ph.D., age 70, is Chief Executive Officer and Chief Medical Officer of Healing Our Village, Inc., a healthcare corporation that specializes in targeted advocacy, training, education, disease management and outreach for primary health care professionals and minority communities, having previously served as Executive Vice President for Clinical Affairs at Healing Our Village from 2005 to 2007. Dr. Gavin is also Clinical Professor of Medicine and Senior Advisor of Health Affairs at Emory University, a position he has held since 2005, and Clinical Professor of Medicine at the Indiana University School of Medicine in Indianapolis, a position he has held since 2008. From 2002 to 2005, Dr. Gavin was President of the Morehouse School of Medicine and from 1991 to 2002, he was Senior Science Officer at Howard Hughes Medical Institute, a nonprofit medical research organization. Dr. Gavin serves as a director of Baxter International Inc. and previously served as a director of Amylin Pharmaceuticals, Inc. and Nuvelo Inc.

François Nader, M.D., age 59, served as the president and chief executive officer of NPS Pharmaceuticals, Inc., a company that specializes in drugs for rare diseases, from 2008 to 2015, and previously served as chief operating officer in 2007 and chief medical and commercial officer in 2006. Before NPS, Dr. Nader was a venture partner at Care Capital. Prior to that, he served on the North America Leadership Team of Aventis and its predecessor companies holding a number of executive positions in the U.S. and Canada, including senior vice president, U.S. integrated healthcare markets and North America medical and regulatory affairs. Previously, he led the global commercial operations at the Pasteur Vaccines division of Rhone-Poulenc. Mr. Nader also serves as Chairman of Acceleron Pharma Inc. He previously served as Executive Director at NPS and director at Trevena, Inc.

Albert P.L. Stroucken, age 68, has served as Chairman of the Board of Owens-Illinois, Inc., a glass packaging company, since 2006. From 2006 until December 2015, he served as President and Chief Executive Officer of Owens-Illinois, Inc. From 1998 to 2006, Mr. Stroucken served as President and Chief Executive Officer of H.B. Fuller Company, a manufacturer of adhesives, sealants, coatings, paints and other specialty chemicals. Mr. Stroucken served as Chairman of the Board of H.B. Fuller Company from 1999 to 2006. From 1997 to 1998, he was General Manager of the Inorganics Division of Bayer AG. From 1992 to 1997, Mr. Stroucken was Executive Vice President and President of the Industrial Chemicals Division of Bayer Corporation. Mr. Stroucken also serves as a director of Baxter International Inc.

Baxalta’s Board of Directors is divided into three approximately equal classes. The term of the first class of directors will expire on the date of the 2016 annual meeting of shareholders, the term of the second class of directors will expire on the date of the 2017 annual meeting of shareholders, and the term of the third class of directors will expire on the date of the 2018 annual meeting of shareholders. The first class is comprised of Mr. Devitt, Dr. Nader and Ms. Fosler; the second class is comprised of Mr. Forsyth, Dr. Gavin and Mr. Stroucken; and the third class is comprised of Dr. Hockmeyer, Dr. Hantson and Dr. Ferrante. Commencing with the 2016 annual meeting of shareholders, directors for each class will be elected at the annual meeting of shareholders held in the year in which the term for that class expires and thereafter will serve for a term of three years.

Director Qualifications

The experience, expertise and knowledge represented by the Board of Directors as a collective body allows the Board to lead Baxalta in a manner that serves its shareholders’ interests appropriately. Set forth below is a discussion of the key qualifications for each of the directors which align with the criteria included in Baxalta’s Corporate Governance Guidelines.

Mr. Devitt — Significant accounting expertise and knowledge of the healthcare industry through his 33-year career at Ernst & Young, including his service as Director of the Pharmaceutical and Medical Device Industry Practice

Dr. Ferrante — More than 20 years of broad oncology drug development experience and demonstrated leadership across the pharmaceutical industry at both large corporations and small biotech firms

Mr. Forsyth — Extensive experience in the healthcare industry as well as an understanding of the challenges associated with leading and operating within large, complex organizations as current Chairman and Chief Executive Officer of Wellmark Blue Cross Blue Shield and his 25 years of management experience at the University of Michigan Health System

Ms. Fosler — Substantial experience with respect to corporate best practices as well as significant global economic expertise, with an emphasis on emerging markets, especially China, as a result of her more than 20-year leadership career at The Conference Board and her other public-company board service

Dr. Gavin — Extensive medical and scientific expertise and knowledge of the healthcare industry as a result of the positions he has held at Emory University, the Morehouse School of Medicine and Howard Hughes Medical Institute as well as leadership experience given his service as Chief Executive Officer and Chief Medical Officer of Healing Our Village, Inc.

Dr. Hantson — Extensive experience leading and operating within global, multi-faceted corporations and deep knowledge of the biopharmaceuticals industry as a result of more than 25 years spent in roles of increasing responsibility at Baxter, Novartis and Johnson & Johnson

Dr. Hockmeyer — Substantial experience developing and running a significant biopharmaceutical company as founder and Chairman and Chief Executive Officer of MedImmune and significant scientific and clinical expertise as a result of his roles at Praxis Biologics Inc. and Walter Reed Army Institute of Research

Dr. Nader — Extensive experience developing and running a drug company for close to eight years as Chief Executive Officer of NPS Pharmaceuticals, Inc. and more than 30 years of global biopharmaceutical industry experience in senior operational and scientific roles

Mr. Stroucken — Substantial experience leading and operating large, multi-faceted corporations and financial expertise as a result of serving as Chairman, President and Chief Executive Officer of Owens-Illinois, Inc. and H.B. Fuller Company as well as experience in the pharmaceutical and chemical industries through his roles at Bayer

Executive Officers

The following table sets forth information regarding individuals serving as Baxalta’s executive officers.

Name	Age	Title
Ludwig N. Hantson, Ph.D.	53	President and Chief Executive Officer
Robert J. Hombach	49	Executive Vice President, Chief Financial Officer and Chief Operations Officer
Peter G. Edwards	54	Executive Vice President and General Counsel
John Glasspool	54	Executive Vice President and Head of Corporate Strategy and Customer Operations
Brian Goff	46	Executive Vice President and President, Hematology
Anne-Marie Law	48	Executive Vice President and Head of Human Resources
Jacopo Leonardi	43	Executive Vice President and President, Immunology
David D. Meek	52	Executive Vice President and President, Oncology
John J. Orloff, M.D.	58	Executive Vice President, Head of Research & Development and Chief Scientific Officer
Dagmar Rosa-Björkeson	52	Executive Vice President and President, Biosimilars
Patrice Zagame, M.D.	55	Executive Vice President and President, Intercontinental

Ludwig N. Hantson, Ph.D., age 53, serves as the President and Chief Executive Officer of Baxalta. Prior to joining Baxalta, he served as Baxter’s Corporate Vice President and President, BioScience, having served in that capacity from October 2010 until the separation. Dr. Hantson joined Baxter in May 2010 as Corporate Vice President and President, International. From 2001 to May 2010, Dr. Hantson held various positions at Novartis Pharmaceuticals Corporation, the most recent of which was Chief Executive Officer, Pharma North America. Prior to Novartis, he spent 13 years with Johnson & Johnson in roles of increasing responsibility in marketing and clinical research and development.

Robert J. Hombach, age 49, serves as the Executive Vice President, Chief Financial Officer and Chief Operations Officer of Baxalta. He served as Corporate Vice President and Chief Financial Officer of Baxter from July 2010 until the separation. From February 2007 to March 2011, Mr. Hombach also served as Treasurer of Baxter and from December 2004 to February 2007, he was Vice President of Finance, Europe for Baxter. Prior to that, Mr. Hombach served in a number of finance positions of increasing responsibility in the planning, manufacturing, operations and treasury areas at Baxter.

Peter G. Edwards, age 54, serves as the Executive Vice President and General Counsel of Baxalta. Prior to joining Baxalta in June 2015, Mr. Edwards served as Senior Vice President of Mallinckrodt plc, a position he held since June 2013. Mr. Edwards served as Vice President and General Counsel of Covidien’s Pharmaceuticals business from May 2010 until June 2013, when Mallinckrodt became an independent public company. Prior to Covidien, he served as Executive Vice President and General Counsel for the Solvay Group in Brussels, Belgium from June 2007 until April 2010 and previous to that, held positions of increasing responsibility with Eli Lilly and Company.

John Glasspool, age 54, serves as Executive Vice President and Head of Corporate Strategy and Customer Operations for Baxalta. Mr. Glasspool has more than 20 years of industry experience. He served as Baxter’s Vice President, New Therapies and Market Developments from 2012 until the separation. Mr. Glasspool had previously spent approximately 10 years with Novartis Pharmaceuticals, where he served in several Senior Vice President and Vice President positions, including Head of Region/Europe, Vaccines and Diagnosis and Head of Pricing, Market Access and Commercial Operations. Mr. Glasspool previously held key positions in market and sales for Johnson & Johnson and Scotia Pharmaceuticals.

Brian Goff, age 46, serves as Executive Vice President and President, Hematology for Baxalta. Mr. Goff has more than 20 years of industry experience. He served as Baxter’s Global Franchise Head for Hemophilia from 2012 until the separation. Prior to joining Baxter, Mr. Goff was the Vice President and Head of the Primary Care Business Unit for Novartis Pharmaceuticals and had served in other key leadership positions at Novartis since 2005, including global brand leadership in Basel, Switzerland. Before joining Novartis in 2005, he worked for 14 years in key positions in sales and product management in the pharmaceutical division of Johnson & Johnson.

Anne-Marie Law, age 48, serves as Executive Vice President and Head of Human Resources for Baxalta. Ms. Law has more than 25 years of human resources experience. From 2009 until joining Baxalta in 2015, Ms. Law served in various senior positions at McKesson Corporation, including most recently as Senior Vice President, Human Resources McKesson Specialty Health/US Oncology since 2011. Ms. Law also served as Senior Vice President, Global Human Resources of VeriSign, Inc. from 2007 to 2009. Prior to joining VeriSign, Ms. Law spent approximately eight years in human resources leadership positions with Xilinx, Inc.

Jacopo Leonardi, age 43, serves as Executive Vice President and President, Immunology for Baxalta. Mr. Leonardi has 20 years of industry experience. He served as Baxter’s Region Head, North America Hematology Division in 2015 until the separation. From 2014 until 2015, he was General Manager, U.S. Hemophilia for Baxter, and prior to that he served in senior sales and marketing roles since 2009 for Baxter’s Hemophilia and U.S. BioTherapeutics businesses. Mr. Leonardi served in various roles at Eli Lilly and Johnson & Johnson from 1996 to 2009, including 10 years in senior marketing and other leadership roles.

David D. Meek, age 52, serves as Executive Vice President and President, Oncology for Baxalta. Mr. Meek has more than 25 years of industry experience. He has served as Baxter’s Vice President, Global Head of Oncology from July 2014 until the separation. Mr. Meek served as Chief Commercial Officer of Endocyte, Inc., a public biopharmaceuticals company, from 2012 to 2014. Mr. Meek previously spent approximately seven years with Novartis Pharmaceuticals, where he served in several executive leadership positions, including Region Head, Novartis Oncology, Europe and President and CEO of Novartis, Canada. Prior to joining Novartis, Mr. Meek spent approximately 15 years with Johnson & Johnson, where he served in various commercial executive leadership roles.

John J. Orloff, M.D., age 58, serves as Executive Vice President, Head of Research & Development and Chief Scientific Officer for Baxalta. Dr. Orloff has more than 30 years of industry and clinical experience, and, prior to joining Baxter in 2014 as Vice President, R&D in Bioscience, Dr. Orloff served as the Global Head of Clinical Development at Merck Serono Pharmaceuticals since 2014. He previously spent approximately 10 years with Novartis Pharmaceuticals, where he served in several Senior Vice President and Vice President positions, including Chief Medical Officer, Head of U.S. Medical and Regulatory Affairs and Global Head of Regulatory Strategy for Drug Regulatory Affairs. Prior to Novartis, Dr. Orloff spent 6 years in leadership roles at Merck Research Laboratories and 7 years on the faculty of the Yale University School of Medicine.

Dagmar Rosa-Björkeson, age 52, serves as Executive Vice President and President, Biosimilars. Ms. Rosa-Björkeson has more than 20 years of industry experience, and, prior to joining Baxter as its biosimilars program leader in 2014, she served in multiple capacities at Novartis Pharmaceuticals over 17 years where she was most recently Vice President, Head of Multiple Sclerosis. Previously she held other Vice President positions at Novartis, including having served as Country Head for Sweden and in leadership roles focused on sales and branding. Before her time at Novartis, she held sales oriented roles with Forest Pharmaceutical, Ferguson Advertising and Hoechst-Roussell Pharmaceuticals.

Patrice Zagame, M.D., age 55, serves as Executive Vice President and President, Intercontinental for Baxalta. Dr. Zagame has more than 25 years of industry experience, and, prior to joining Baxter in 2014, Dr. Zagame was Country Head for Brazil at Sanofi, a position he held since 2013. He was employed by Novartis Pharmaceuticals since 1996, where he served as a country head in several other emerging and developed markets, including France, Venezuela and Argentina, as well as serving terms as Head of Pharma Division, Regional Marketing Director and Integration Officer. Prior to his time at Novartis, Dr. Zagame held management and sales positions at Glaxo-Wellcome and Rhone-Poulenc.

All executive officers hold office until the next annual election of officers and until their respective successors are elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the company’s executive officers, the company’s directors and persons who beneficially own more than 10% of a registered class of the company’s equity securities to file reports of ownership and changes in ownership with the SEC. Such individuals are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to the company or written representations that no reports were required to be filed, the company believes that each of its executive officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them with respect to transactions during the 2015 fiscal year, except that a Form 4 filing was amended on December 7, 2015 on behalf of Dagmar Rosa-Björkeson to correct the number of shares beneficially owned following a transaction reported on a Form 4 filed on December 3, 2015.

Code of Conduct

Baxalta has adopted a Code of Conduct that requires all its business activities to be conducted in compliance with laws, regulations, and ethical principles and values. The Code of Conduct applies to all members of Baxalta’s Board of Directors and all of Baxalta’s employees, including Baxalta’s Chief Executive Officer, Chief Financial

Officer, Controller and other senior financial officers. Any amendment to, or waiver from, a provision of the Code of Conduct that applies to Baxalta’s Chief Executive Officer, Chief Financial Officer, Controller or persons performing similar functions will be disclosed on Baxalta’s website. The Code of Conduct is available on Baxalta’s website at www.baxalta.com.

Committees of the Board of Directors

Baxalta’s Board of Directors has the following standing committees: Audit Committee, Compensation Committee, Corporate Governance Committee, and Quality and Compliance Committee. Each committee consists solely of independent directors and is governed by a written charter. All such committee charters are available on Baxalta’s website at www.baxalta.com.

Audit Committee. The Audit Committee is comprised of Mr. Devitt (Chair), Ms. Fosler, Dr. Nader and Mr. Stroucken, each of whom is independent under the rules of the NYSE and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the Exchange Act). The Baxalta Board of Directors has determined that Messrs. Devitt and Stroucken and Dr. Nader are each an “audit committee financial expert” for purposes of the rules of the SEC. The Audit Committee is primarily concerned with the integrity of Baxalta’s financial statements, system of internal accounting controls, the internal and external audit process, and the process for monitoring compliance with laws and regulations. The Audit Committee’s duties include: (1) reviewing the adequacy and effectiveness of Baxalta’s internal control over financial reporting with management and the external and internal auditors, and reviewing with management Baxalta’s disclosure controls and procedures; (2) retaining and evaluating the qualifications, independence and performance of the independent auditor; (3) approving audit and permissible non-audit engagements to be undertaken by the independent registered public accounting firm; (4) reviewing the scope of the annual external and internal audits; (5) reviewing and discussing Baxalta’s financial statements (audited and non-audited), as well as earnings press releases and related information, prior to their filing or release; (6) overseeing legal and regulatory compliance as it relates to financial matters; (7) holding separate executive sessions with the independent registered public accounting firm, the internal auditor and management; and (8) discussing guidelines and policies governing the process by which Baxalta assesses and manages risk.

Compensation Committee. The Compensation Committee is comprised of Mr. Forsyth (Chair), Dr. Gavin, Dr. Hockmeyer, Dr. Nader and Mr. Stroucken, each of whom is independent under the rules of the NYSE. The Compensation Committee has the ability to exercise the authority of the Baxalta Board of Directors relating to employee benefit and equity-based plans and the compensation of the company’s officers. The Compensation Committee’s duties include: (1) making recommendations for consideration by the Board of Directors, in executive session and in coordination with the Corporate Governance Committee, concerning the compensation of Baxalta’s Chief Executive Officer; (2) determining the compensation of the company’s officers (other than Baxalta’s Chief Executive Officer) and advising the Board of Directors of such determination; (3) making recommendations to the Board of Directors with respect to incentive compensation plans and equity-based plans and exercising the authority of the Board of Directors concerning benefit plans; (4) serving as the administration committee of the company’s equity-based plans; (5) making recommendations to the Board of Directors concerning director compensation; (6) reviewing the adequacy of the company’s stock ownership guidelines and periodically assessing compliance with these guidelines; and (7) overseeing the company’s compensation philosophy and strategy and periodically assessing the risk related to its compensation policies and practices. The Corporate Governance and Compensation Committees work together to establish a link between Dr. Hantson’s performance and decisions regarding his compensation. All compensation actions relating to Dr. Hantson are subject to the approval of the independent directors of the Board of Directors.

The Compensation Committee has the sole and direct responsibility for the appointment, compensation and oversight of the work of any advisor retained by the Compensation Committee, and it has directly engaged Frederic W. Cook & Co., Inc. (FwC) as its compensation consultant. Additionally, Aon Hewitt assists the Compensation Committee with the compilation of market data from time to time. FwC reports directly and exclusively to the Compensation Committee and provides no other services to Baxalta except advising on executive and Board compensation matters. FwC provides analyses and recommendations that inform the Compensation Committee’s decisions, but does not decide or approve any compensation actions. During 2015, FwC advised the Compensation Committee Chairman on setting agenda items for Committee meetings; reviewed management proposals presented to the Compensation Committee; and conducted a review of the compensation of non-employee directors at Baxalta’s peer companies. In accordance the rules of the SEC and the New York Stock Exchange regarding the independence of compensation consultants, FwC provided the Compensation Committee information regarding any personal, financial, or business relationships between FwC and Baxalta, its management or the members of the Compensation Committee that could impair its independence or present a conflict of interest. Based on its review of this information, the Compensation Committee determined that there were no relationships that impair the independence or create a conflict of interest between Baxalta and FwC and the partners, consultants, and employees who provide services to the Compensation Committee.

Corporate Governance Committee. The Corporate Governance Committee is comprised of Dr. Hockmeyer (Chair), Mr. Devitt, Dr. Ferrante, Mr. Forsyth and Ms. Fosler, each of whom is independent under the rules of the NYSE. The Corporate Governance Committee assists and advises the Baxalta Board of Directors on director nominations, corporate governance and general Board of Directors organization and planning matters. The Corporate Governance Committee’s duties include: (1) developing criteria for use in evaluating and selecting candidates for election or re-election to the Board of Directors and assisting the Board of Directors in identifying and attracting qualified director candidates, as well as in assessing director independence; (2) identifying and recommending to the Board of Directors the director nominees for the annual meeting of shareholders and recommending persons to fill any vacancy on the Board of Directors; (3) determining Board of Directors committee structure and membership; (4) overseeing the succession planning process for management, including Baxalta’s Chief Executive Officer; (5) developing, implementing and overseeing an annual process for evaluating the performance of Baxalta’s Chief Executive Officer; (6) developing, implementing and overseeing an annual process for evaluating Board of Directors and committee performance; and (7) reviewing at least annually the adequacy of Baxalta’s Corporate Governance Guidelines.

Quality and Compliance Committee. The Quality and Compliance Committee is comprised of Dr. Gavin (Chair), Mr. Devitt, Dr. Ferrante, Ms. Fosler and Dr. Hockmeyer. The Quality and Compliance Committee assists the Baxalta Board of Directors in fulfilling its oversight responsibilities with respect to legal, regulatory, quality and other compliance matters. The Quality and Compliance Committee’s duties include: (1) reviewing the adequacy and effectiveness of the company’s policies, practices and procedures with respect to FDA and similar compliance and product quality and safety; (2) receiving regular reports regarding significant compliance matters from the senior management; and (3) reviewing with management strategic issues and corporate actions relating to current and emerging political, corporate citizenship and public policy issues that may affect the business operations, performance or public image of the company, including those related to public affairs, political advocacy, environmental health and safety and sustainability, corporate social responsibility and philanthropic activities. In addition, the Quality and Compliance Committee coordinates with the Audit Committee regarding oversight of non-financial compliance.

Corporate Governance

The Board of Directors periodically reviews its corporate governance practices and take other actions to address changes in regulatory requirements, developments in governance best practices and matters raised by shareholders.

Nomination of Directors

It is the policy of the Corporate Governance Committee to consider candidates for director recommended by shareholders, members of the Board and management. The Corporate Governance Committee evaluates all candidates for director in the same manner regardless of the source of the recommendation. Shareholder recommendations for candidates for director should include the same information required by Baxalta’s amended and restated bylaws that is required to nominate a director and be sent to the Corporate Governance Committee, c/o Corporate Secretary, Baxalta Incorporated, 1200 Lakeside Drive, Bannockburn, Illinois 60015.

Corporate Governance Guidelines

The Baxalta Board of Directors has adopted a set of Corporate Governance Guidelines to assist it in guiding Baxalta’s governance practices. These practices will be regularly re-evaluated by the Corporate Governance Committee in light of changing circumstances in order to continue serving the company’s best interests and the best interests of its shareholders. Baxalta’s Corporate Governance Guidelines cover topics including, but not limited to, director qualification standards, director responsibilities (including those of the Chairman), director access to management and independent advisors, director compensation, director orientation and continuing education, succession planning and the annual evaluations of the Board of Directors and its committees. In accordance with the Corporate Governance Guidelines, the Board of Directors meets in executive session at every meeting of the Board. Such executive sessions are chaired by the Chairman of the Board, Dr. Hockmeyer. Baxalta’s Corporate Governance Guidelines are available on Baxalta’s website at www.baxalta.com.

Communicating with the Board of Directors

Shareholders and other interested parties may contact any of Baxalta’s directors, including the Chairman of the Board of Directors or the non-management directors as a group, by writing a letter to Baxalta Director c/o Corporate Secretary, Baxalta Incorporated, 1200 Lakeside Drive, Bannockburn, Illinois 60015 or by sending an e-mail to boardofdirectors@baxalta.com. Baxalta’s Corporate Secretary will forward communications to the Board directly to the Chairman, unless a different director is specified.

Item 11.	Executive Compensation.

Compensation Committee Report

The Compensation Committee is responsible for oversight of Baxalta’s compensation programs on behalf of the Board of Directors. In fulfilling its responsibilities, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Annual Report on Form 10-K. Based on the reviews and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2015.

The Compensation Committee
John D. Forsyth, Chair
James R. Gavin III, M.D., Ph.D.
Wayne T. Hockmeyer, Ph.D.
François Nader, M.D.
Albert P.L. Stroucken

EXECUTIVE COMPENSATION

Executive Compensation Discussion and Analysis

This Executive Compensation Discussion and Analysis (the Compensation Discussion and Analysis) describes Baxalta’s executive compensation for the year ended December 31, 2015. In this Compensation Discussion and Analysis, we summarize the objectives regarding Baxalta’s named executive officers, as well as the pay philosophy established for Baxalta’s named executive officers, the process used to examine performance in the context of executive pay decisions, and the performance goals and results for each named executive officer. This Compensation Discussion and Analysis should be read in conjunction with the tabular disclosures regarding the compensation of Baxalta’s named executive officers in 2015, which can be found in this Item 11 under the heading “Executive Compensation Tables.”

In accordance with SEC rules and regulations, Baxalta’s named executive officers in 2015 include Baxalta’s Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers who were serving as Baxalta’s executive officers on December 31, 2015. Accordingly, Baxalta’s named executive officers for 2015 consist of the following five individuals:

•	Ludwig N. Hantson, Ph.D., President and Chief Executive Officer

•	Robert J. Hombach, Executive Vice President, Chief Financial Officer and Chief Operations Officer

•	Peter G. Edwards, Executive Vice President and General Counsel

•	Brian Goff, Executive Vice President and President, Hematology

•	Jacopo Leonardi, Executive Vice President and President, Immunology

Introduction

Prior to the separation, Baxalta was a wholly owned subsidiary of Baxter. Compensation decisions for Baxalta’s named executive officers prior to the separation were made by Baxter’s Compensation Committee in the case of Dr. Hantson and Mr. Hombach, since they both were executive officers at Baxter, and by Baxter management or negotiated in conjunction with their hiring in the case of the other named executive officers. In connection with the separation, Baxalta’s Compensation Committee (the Compensation Committee) and Board of Directors adopted compensation programs developed by Baxter. Baxalta reviewed and approved the compensation decisions related to Baxalta’s executive officers made by Baxter prior to the separation. In this Compensation Discussion and Analysis, decisions made or reviewed by the Compensation Committee are indicated by phrases like “the Compensation Committee established” or “the Compensation Committee determined.” Decisions made by Baxter prior to the Baxalta’s separation are indicated by phrases like “Baxter established” or “Baxter determined.” In addition, any compensation decisions and actions taken with regard to Dr. Hantson discussed in this Compensation Discussion and Analysis were ultimately determined by Baxalta’s Board of Directors acting on the recommendation of the Compensation Committee in accordance with the responsibilities and authority outlined in the Compensation Committee Charter, and any such discussion should be understood to reflect the approval of the full Board of Directors.

Compensation determinations for Baxalta’s named executive officers in 2015 were driven in part by special circumstances surrounding the separation. In anticipation of the separation, Baxter recruited and relocated executive officers to its corporate headquarters in northern Illinois and to Baxalta’s global innovation and R&D center in Cambridge, Massachusetts, including Dr. Hantson and Mr. Edwards. Baxter also implemented, and Baxalta later approved, compensation programs to motivate and retain its executives, taking into account the risks and uncertainties inherent in a spin-off transaction. In addition, Baxter approved an increase in the compensation for some of Baxalta’s executive officers in recognition of their new roles and expanded responsibilities following the separation. Accordingly, actions related to the separation affected the compensation of Baxalta’s named executive officers in 2015.

Additional information about Baxalta’s senior executive team is set forth in Item 10 of this Annual Report on Form 10-K under the heading “Executive Officers.”

Compensation Program and Philosophy

As noted above, in connection with the separation, Baxalta adopted compensation programs that were similar to those in place at Baxter immediately prior to the separation. The Compensation Committee and Board of Directors undertook to evaluate and refine Baxalta’s executive compensation program and philosophy to meet prevailing business needs and to reflect anticipated local market demands allowing Baxalta to attract and retain leading talent from a range of biopharmaceutical organizations. Baxalta expects that its executive compensation program and philosophy will continue to evolve, particularly in light of the proposed Merger with Shire.

Structure of Compensation Program

Pay-for-Performance

The majority of compensation for each named executive officer is “at risk” and subject to specific annual and long-term performance requirements. Annual cash bonus payouts are determined by annual performance relative to pre-defined financial measures, discussed in more detail below. In 2013 and 2014, Baxter used its three-year growth in shareholder value relative to its peer group and three-year performance against annual return on invested capital (ROIC) targets to determine the payout for 50% of Baxter’s annual equity awards to executive officers, which were granted in the form of performance share units. Neither Baxter nor Baxalta awarded performance share units to any Baxalta executive officer in 2015. In addition and as discussed below under the heading “Adjustments to Equity Awards in connection with the Spin-off,” in connection with the separation, the 2015 performance measure for certain performance share units previously awarded by Baxter to Baxalta’s executive officers was adjusted to reflect Baxter’s achievement of its ROIC performance target for the first six months of 2015 and Baxalta’s achievement of its ROIC performance target for the last six months of 2015.

Financial Measures

The Compensation Committee utilizes pre-defined financial measures to assess performance for purposes of funding the annual cash bonus pool from which annual cash bonuses will be paid. The financial measures for the first half of 2015 were determined by Baxter prior to the separation, which were weighted 50% on Baxter adjusted EPS and 50% on Baxter adjusted sales. In August 2015, Baxalta’s Compensation Committee approved the financial measures applicable for the second half of 2015 which were weighted 50% on Baxalta adjusted EPS and 50% on Baxalta adjusted sales.

Each of the Baxter Compensation Committee and the Baxalta Compensation Committee also approved a funding matrix establishing various plan funding levels for executive officers (ranging from 92% to 100%) based on performance against pre-established targets for each applicable measure. If both financial measures were met in a given six-month period, then the cash bonus pool would be funded at one times the base salary for each executive officer (with the exception of Dr. Hantson, whose maximum funding is one times his target bonus for each performance period). If the minimum performance level was not met for one or both of the metrics in a given six-month period, then Baxter’s Compensation Committee in the case of the first half of 2015, or Baxalta’s Compensation Committee in the case of the second half of 2015, had the discretion to fund the cash bonus pool relative to that metric at zero. For performance between the minimum and maximum levels for each metric, the cash bonus pool funding calculation is determined on an interpolated basis from 50% to 100%. The Baxalta Compensation Committee may then use its “negative discretion” to adjust each executive officer’s actual annual bonus payment. For more detailed information regarding the annual cash bonuses and the final determinations related thereto, refer to the discussion below under the heading “Elements of Compensation — Cash Bonus Awards.”

Individual Performance

The goals set for each Baxalta named executive officer for 2015 reflect the responsibilities that are attributed to each of these officers and the special circumstances surrounding the separation. In evaluating each officer’s performance against his goals, the Compensation Committee considered not only whether an objective was met, but also the extent to which the objective was met. As discussed further below, the Compensation Committee adjusted cash bonuses payable for 2015 for individual performance on a discretionary basis in light of the Compensation Committee’s overall assessment of how well an executive officer fulfilled his obligations to Baxalta in 2015.

Performance of Baxalta Common Stock

The performance of Baxalta common stock determines the value of the stock options and restricted stock units that are held by the named executive officers.

Role of the Compensation Committee and Management

On July 1, 2015, in connection with the separation, Baxalta’s Compensation Committee was established to oversee Baxalta’s executive compensation policies and to determine the amounts and elements of compensation for Baxalta’s executive officers. As set forth in its charter, the Compensation Committee’s responsibilities include, among others:

•

making recommendations for consideration by the Board of Directors, in executive session and in coordination with the Corporate Governance Committee, concerning the compensation of Baxalta’s Chief Executive Officer;

•	determining the compensation of Baxalta’s officers (other than the Chief Executive Officer) and advising the Board of Directors of such determination;

•	making recommendations to the Board of Directors with respect to incentive compensation plans and equity-based plans and exercising the authority of the Board of Directors concerning benefit plans;

•	serving as the administration committee of Baxalta’s equity-based plans;

•	making recommendations to the Board of Directors concerning director compensation;

•	reviewing the adequacy of Baxalta’s stock ownership guidelines and periodically assessing compliance with these guidelines; and

•	overseeing Baxalta’s compensation philosophy and strategy and periodically assessing the risk related to its compensation policies and practices.

Accordingly, since July 1, 2015, Baxalta’s Compensation Committee has been responsible for the review and approval of compensation matters related to Baxalta’s executives. With respect to compensation for Baxalta’s named executive officers other than the Chief Executive Officer, the Chief Executive Officer makes recommendations to the Compensation Committee for approval, which the Compensation Committee considers with the assistance of its compensation consultant (as described further below under the heading “Role of the Compensation Consultant”). With respect to compensation for our Chief Executive Officer, which is subject to review and approval by the Board of Directors, the Compensation Committee reviews and considers compensation with the assistance of its compensation consultant, and then makes a recommendation to the Board. In addition, members of Baxalta’s management may provide input, make recommendations and provide ongoing assistance to the Compensation Committee with respect to the design, operation, objectives and values of the various elements of Baxalta’s compensation program in order to provide appropriate performance and retention incentives for Baxalta’s named executive officers.

A copy of the Compensation Committee charter has been posted in the “About Us” section of the Baxalta website accessible at www.baxalta.com, under the “Governance” tab. As of December 31, 2015, the

Compensation Committee consisted of Drs. James R. Gavin III, Wayne T. Hockmeyer and François Nader and Messrs. John D. Forsyth (Chair) and Albert P.L. Stroucken. Each Compensation Committee member was appointed as such in connection with the separation, with the exception of Dr. Nader who was appointed as a member of the Compensation Committee on July 28, 2015. Each Compensation Committee member is an independent director as determined by the Board of Directors, based upon the New York Stock Exchange (NYSE) rules and Baxalta’s Corporate Governance Guidelines.

Role of the Compensation Consultant

For determinations related to executive compensation matters concerning Baxalta’s executive officers prior to the separation, the Baxter Compensation Committee was advised by its compensation consultant, Frederic W. Cook & Co. Inc. (FwC). FwC’s perspective was particularly important in 2015, because of the special circumstances surrounding the separation. Baxalta’s Compensation Committee determined to retain FwC as its compensation consultant as well. Since the separation, FwC has advised the Compensation Committee on executive compensation matters, including the evaluation of the peer group discussed below.

Peer Group and Use of Peer Group Data

Leading up to the separation, the Baxter Compensation Committee, with the assistance of FwC, established a peer group of companies to benchmark and set compensation for Baxalta’s named executive officers (the Baxter selected peer group). As set forth in the table below, the Baxter selected peer group includes companies in the healthcare industry, companies that focus specifically on biotechnology, pharmaceuticals and health care equipment and other companies from which Baxalta may recruit or with which Baxalta may otherwise compete for executive talent:

AbbVie Inc.	Celgene Corporation	Intuitive Surgical, Inc.*
Alexion Pharmaceuticals, Inc.	C.R. Bard, Inc.*	Mallinckrodt PLC
Allergan PLC	Cubist Pharmaceuticals, Inc.	Medtronic PLC*
Amgen Inc.	Edwards Lifesciences Corp.*	St. Jude Medical Inc.*
Biogen Inc.	Gilead Sciences, Inc.	United Therapeutics Corporation
Boston Scientific Corporation*	Hologic, Inc.*	Vertex Pharmaceuticals Inc.
Bristol-Myers Squibb Company	Illumina, Inc.*	Zoetis, Inc.

*	Represents a medical device or equipment company with a high amount of R&D spending.

Compensation determinations in connection with the separation were based on the analysis conducted by FwC. This analysis included a review of executive compensation data for companies in the Baxter selected peer group, as well as other survey data and included both a comparison of the total direct compensation for each of Baxalta’s executive officers against that of executives in comparable positions and/or with comparable roles at other similarly sized companies and an analysis of each element of compensation.

Compensation for each of the named executive officers was determined by using competitive market data for similar positions based on the Baxter selected peer group. Regular, ongoing target pay is based on the median in mix of compensation elements and total compensation of the Baxter selected peer group, primarily to reflect differences in individual performance, pay history, experience in role and internal equitability.

Elements of Compensation

For 2015, Baxalta’s executive compensation program included the following elements:

•	base salary;

•	cash bonus awards; and

•	equity-based incentive awards.

In addition to these elements of compensation, Baxalta’s named executive officers are eligible for other benefits and perquisites, as discussed below under the heading “Other Benefits and Perquisites.” Baxalta’s named executive officers are also eligible to participate in employee benefit programs generally offered to Baxalta’s other employees.

Base Salary

Base salaries are paid to provide a fixed component of compensation for the named executive officers. As noted above, 2015 base salary determinations for Baxalta’s named executive officers were initially made by Baxter while those individuals were executive officers and/or employees of Baxter. After reviewing the market and competitive data for the executives’ level of responsibility following the separation, targeting the 50th percentile of the Baxter selected peer group, and reviewing individual performance, experience and skills, the Baxter Compensation Committee recommended proposed compensation decisions for Baxalta’s executive officers effective upon the date of the distribution. These recommendations were subsequently reviewed and ratified by the newly constituted Baxalta Compensation Committee on the date of the distribution.

The following table sets forth base salary determinations by Baxter for each of Baxalta’s named executive officers in 2015, as well as the base salary determinations approved by the Baxalta Compensation Committee, effective July 1, 2015:

Name	Annual Base Salary as of June 30, 2015	Annual Base Salary Effective July 1, 2015	Percent Change
Ludwig N. Hantson, Ph.D.	$1,100,000	$1,100,000	—%
Robert J. Hombach	$785,000	$825,000	5.1%
Peter G. Edwards	$550,000	$550,000	—%
Brian Goff	$550,000	$575,000	4.5%
Jacopo Leonardi	$345,180	$500,000	44.9%

As set forth in the table above, the Compensation Committee approved an increase to the annual base salaries of Messrs. Hombach, Goff and Leonardi to $825,000, $575,000 and $500,000, respectively, effective July 1, 2015. The Compensation Committee believes that these increases were appropriate to reflect the level of responsibility following the separation and to be competitive with base salaries for comparable positions of companies comprising the Baxter selected peer group. In the case of Mr. Leonardi, the increase to his base salary was also the result of his promotion to an executive vice president effective as of July 1, 2015. Prior to assuming this new role, Mr. Leonardi had served as Baxter’s Region Head, North America Hematology Division, and prior to that he was Baxter’s General Manager U.S. Hemophilia.

Cash Bonus Awards

Annual Cash Bonus Program

Baxalta’s annual cash bonus program is based on the Baxter incentive structure and aligned with competitive market rates, based on peer company comparisons. This incentive structure is intended to reward both company and individual performance by providing officers with an opportunity to receive additional cash compensation based on both company performance relative to the financial targets described below and the Compensation Committee’s assessment of how well an officer performed in his or her role during the applicable year. In assessing an individual officer’s performance, the Compensation Committee considers the individual’s present and potential contribution to Baxalta and considers various performance criteria which include, but are not limited to, implementation of critical projects (e.g., acquisitions or divestitures), product development, regulatory or quality performance and innovation or research goals. The Compensation Committee believes it is important to consider an individual’s performance in assessing compensation and not just Baxter’s and Baxalta’s overall performance in the first half of 2015 and the second half of 2015, respectively, relative to the financial targets discussed above. In addition, cash bonuses may be periodically used by Baxalta for recruitment purposes in order to competitively compensate and attract high performing executives.

As discussed above, the financial measures for the first half of 2015 were determined by Baxter’s Compensation Committee and the financial measures for the second half of 2015 were determined by Baxalta’s Compensation Committee. Each executive officer was eligible to receive a maximum cash bonus equal to one times annual base salary (other than Dr. Hantson, whose maximum cash bonus is equal to one times his bonus target) for each half of 2015. The maximum bonus that could have been paid to any executive officer for each half of 2015 was the lesser of (i) one times an officer’s salary (or one times bonus target in the case of Dr. Hantson) or (ii) $5 million (the maximum bonus specified in the Baxalta Incorporated 2015 Incentive Plan (the Incentive Plan)), for an aggregate annual maximum equal to the lesser of (i) two times an officer’s salary (or two times bonus target in the case of Dr. Hantson) or (ii) $10 million (the maximum bonus specified in the Incentive Plan).

The table below shows the adjusted EPS and adjusted sales targets for each half of 2015 as well as actual results.

	2H 2015(1)			1H 2015(2)
	Target	Actual	Achievement %	Target	Actual	Achievement %
Adjusted EPS(3)	$0.96	$1.13	117.9%	$1.82	$2.01	110.3%
Adjusted Sales (in millions)(4)	$3,367	$3,583	106.4%	$7,900	$8,010	101.4%

(1)	Represents Baxalta’s adjusted EPS (as calculated in Footnote 3 below) and adjusted sales (as calculated in Footnote 4 below) for the second half of 2015.

(2)	Represents Baxter’s adjusted EPS (as calculated in Footnote 3 below) and adjusted sales (as calculated in Footnote 4 below) for the first half of 2015.

(3)

Each of Baxter and Baxalta calculated adjusted EPS for purposes of funding the cash bonus pool the same way adjusted EPS was calculated for their respective publicly announced results — that is, the special items that were excluded from EPS to arrive at adjusted EPS were the same.

(4)

Baxalta uses adjusted sales (rather than net sales) as a target for the same reason that Baxalta has provided sales guidance excluding the impact of foreign currency fluctuations, which is that the company believes it provides a better perspective on underlying sales growth. The use of budgeted exchange rates allows the company to evaluate final performance on the same foreign currency basis that was used for setting the target and establishing the budget.

Based on the performance shown in the above table, in August 2015, Baxter’s Compensation Committee certified achievement of the financial targets for the first half of 2015 at 100% of target, and thus each officer’s cash bonus for the first half of the year was funded to the maximum amount permitted under the Incentive Plan. And then in February 2016, Baxalta’s Compensation Committee certified achievement of the financial targets for the second half of 2015 at 100% of target such that each officer’s maximum bonus for the second half of the year was also funded to the maximum amount permitted under the Incentive Plan. Therefore, each officer’s annual cash bonus pool was funded at two times their base salary (or two times the bonus target in the case of Dr. Hantson) in relation to their 2015 cash bonus award.

Based on the Committee’s assessment of the performance of each officer of the company, the Committee has the ability to elect to exercise negative discretion to determine the actual cash bonus amount paid to each executive officer. Any “negative discretion” takes into account the Compensation Committee’s view of how well each officer performed his or her responsibilities during the relevant period. As a result, the actual cash bonus paid to each executive officer was calculated for each half of the year, as applicable, using the following formula: (x) the product of such officer’s cash bonus target multiplied by (y) either the Baxter or the Baxalta performance adjustment percentage, as applicable, multiplied by (z) such officer’s individual performance adjustment percentage as determined by the Baxalta Compensation Committee.

Cash bonus program target payouts for each of Baxalta’s named executive officers for 2015 were based on targets approved by Baxter’s Compensation Committee prior to the distribution and ratified by Baxalta’s Compensation Committee upon the distribution, and range from 65%–135% of annual base salary. These target payouts were based on competitive market data for similar positions, targeting the 50th percentile of the Baxter selected peer group which Baxalta believes is consistent with a business emphasizing long-term growth and innovation. The following table sets forth the determinations of the 2015 annual cash bonus program targets for each of Baxalta’s named executive officers:

	2015 Annual Cash Bonus Program Targets
Name	Percentage of Base Salary	Cash Value of Target
Ludwig N. Hantson, Ph.D.	135%	$1,485,000
Robert J. Hombach	95%	$783,750
Peter G. Edwards(1)	65%	$357,500
Brian Goff	65%	$373,750
Jacopo Leonardi	65%	$325,000

(1)

In connection with the recruitment of Mr. Edwards to join Baxalta as General Counsel, Baxter set his 2015 annual cash bonus program target payout at 65% of his annual base salary and provided that he would be eligible for a full year bonus in 2015.

As described above, the first step in calculating an officer’s cash bonus payout in a given year depends on the impact of company performance relative to the financial targets set for the plan as a whole. The funding schedule associated with each metric set for the company performance ranges from 0% to 150% with the baseline for each metric being 100% (i.e., the company must achieve a given financial target for the funding for such metric to be 100% and funding can range from 0% to 150%). The band of funding around the baseline varies by metric. This variation reflects the probability of achievement of a given target based on historical performance data as well as the scope of the given metric. For each half of the year reflected in the table above, the relative weighting of the financial targets was set at 50%. Therefore, in accordance with the associated funding schedule for each metric, company performance translated into an adjustment to each officer’s cash bonus of 137% of target for the first half of the year and 150% of target for the second half of the year. Together, this resulted in an overall adjustment of each officer’s cash bonus tied directly to company performance of 143% for the full year, which is consistent with the company’s pay-for-performance philosophy.

The Compensation Committee then assigned individual performance adjustment percentages for each of the named executive officers, which had the effect of increasing the annual cash bonus program payouts to an amount above target for each named executive officer in 2015 (except for Dr. Hantson), but below the funded maximum described above. Dr. Hantson was paid the maximum bonus allowed under the Incentive Plan, equal to two times his bonus target. In determining the individual performance adjustment percentages for the named executive officers, the Compensation Committee considered the roles and relative contributions of each named executive officer in achieving the company’s strong financial results for 2015, product innovation achievements and global growth initiatives, and ultimately, the delivery of tremendous value to shareholders through negotiating and signing the merger agreement with Shire in early January 2016, all as discussed in Item 1 of this Annual Report on Form 10-K. The following table sets forth the impact both the company performance and the individual assessment had on the total annual cash bonus payout for each executive in 2015:

Name	Company Performance Funding Percentage	Cash Bonus Reflecting Company Performance	Individual Assessment	Total 2015 Annual Cash Bonus Payout
Ludwig N. Hantson, Ph.D.	143%	$2,123,550	140%	$2,970,000
Robert J. Hombach	143%	$1,120,763	144%	$1,610,000
Peter G. Edwards	143%	$511,225	157%	$804,400
Brian Goff	143%	$534,463	157%	$840,900
Jacopo Leonardi	143%	$464,750	157%	$731,300

Spin-Off Retention Cash Bonus Awards.

As Baxter worked toward a successful transition plan to create two new independent companies, retaining senior leadership talent through and after the transition date was critical to both the execution of the plan and business continuity. Baxter determined to implement a program for select management employees tied to the successful completion of the separation. Under the program, participants were eligible to receive 75%–150% of their cash bonus award target based on Baxter’s assessment of their individual performance as it related to the successful completion of the separation. Under this program, Mr. Hombach, the only Baxalta named executive officer who was a participant in the program, was eligible for a cash bonus with a target of $750,000. Baxter determined that all bonuses under the program would be paid at 150% of target to recognize the time and effort each participant dedicated to the successful completion of the separation while also conducting their regular day-to-day responsibilities. Accordingly, Mr. Hombach received $1,125,000 under the program in 2015.

Other Special One-Time Bonus Awards.

In connection with the recruitment of Mr. Edwards to join Baxalta as General Counsel, Baxter agreed to pay Mr. Edwards a one-time signing bonus of $250,000 in 2015.

Equity-Based Incentive Awards

Equity awards are the most significant components of each named executive officer’s compensation package. Equity awards are intended to motivate executive officers to drive the long-term performance of Baxalta and to align their interests with those of Baxalta’s shareholders. This emphasis is appropriate as these officers have the greatest role in establishing Baxalta’s direction and should have the greatest proportion of their compensation aligned with the long-term interests of shareholders. This alignment is furthered by requiring officers to satisfy the stock ownership guidelines discussed below under the heading “Compensation Policies and Practices — Baxalta’s Stock Ownership Guidelines for Executive Officers and Non-Employee Directors; Prohibitions on Trading.”

Annual Equity Awards

Prior to the separation, Dr. Hantson and Messrs. Hombach, Goff and Leonardi participated in Baxter’s equity compensation program. Accordingly, their annual equity awards for 2015 were based on Baxter’s determination under its equity compensation program, which involved individual performance assessments and consideration of Baxter’s peer group. Mr. Edwards did not participate in Baxter’s equity compensation program because his employment with Baxter began on June 17, 2015, which was after Baxter’s regular grant date. As a result, all equity granted to Mr. Edwards in 2015 was granted under Baxalta’s equity compensation program.

Concurrently with the separation, holders of Baxter stock options, restricted stock units and performance share units, to the extent granted prior to January 1, 2015 and whether vested or unvested, generally received both adjusted Baxter awards and Baxalta awards. Baxter stock options and restricted stock units granted on or after January 1, 2015, whether vested or unvested, were generally adjusted into corresponding awards of either Baxter or Baxalta equity based on which company employed the employee holding such awards immediately following the separation, and such awards are subject to the original vesting schedule.

In connection with the separation, Baxalta approved the Incentive Plan. The Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, dividend equivalent units, performance share units, cash incentive awards and other equity-based awards. Baxalta intends to grant equity-based incentive awards under the Incentive Plan to its eligible employees on an annual basis. All grants of Baxalta equity-based incentive awards in connection with the separation were issued pursuant to the Incentive Plan, including special equity-based awards to Baxalta’s named executive officers, as discussed below under the heading “Founders’ Grants.”

Founders’ Grants

In connection with the separation, the Compensation Committee approved a special one-time grant of stock options pursuant to the Incentive Plan to each of Dr. Hantson and Messrs. Hombach, Goff and Leonardi (each, a founders’ grant). Each stock option granted as a founders’ grant will vest in full on the fifth anniversary of July 1, 2015 (subject to accelerated vesting as discussed below under the heading “Potential Payments Upon Termination or Change in Control”), the date of grant, and each was granted with an exercise price equal to the closing price of Baxalta’s common stock on date of grant, and a value equal to the amount listed next to each officer’s name based on the Black-Scholes valuation on such date:

Name	Total Award Value	Number of Options
Ludwig N. Hantson, Ph.D.	$5,500,000	507,380
Robert J. Hombach	$4,125,000	380,535
Brian Goff	$2,875,000	265,221
Jacopo Leonardi	$2,500,000	230,627

Consistent with many spin-off transactions, these one-time special founders’ grants are intended to serve as a way to ensure continued service to Baxalta by key individuals involved in the successful completion of the separation and to further strengthen the link between shareholder value creation and executive compensation.

Other Special One-Time Grants

The Baxalta Compensation Committee approved one-time incremental equity grants for each of Dr. Hantson and Messrs. Hombach, Goff and Leonardi. These grants serve to bring each of their Baxter equity grants that were converted in connection with the separation up to a level commensurate with their positions, compensation and targets at Baxalta. As Mr. Edwards joined after Baxter made its 2015 annual equity awards and prior to the separation, the Compensation Committee determined to approve an equity grant for Mr. Edwards to cover his service to Baxalta, prorated through the remainder of 2015. Each incremental equity grant was split evenly between restricted stock units and stock options, vesting ratably over three years from July 1, 2015, the date of grant. The amount of restricted stock units granted to each named executive officer was determined by the closing stock price on the date of grant. The exercise price of the stock options is equal to the closing price of Baxalta’s common stock on the date of grant. The number of stock options granted was determined utilizing a Black-Scholes valuation on such date. The following table sets forth the final number of restricted stock units and stock options granted to each of Baxalta’s named executive officers as a special one-time incremental equity grant:

Name	Total Award Value	Number of RSUs	Number of Options
Ludwig N. Hantson, Ph.D.	$5,600,000	88,889	328,253
Robert J. Hombach	$600,000	9,524	35,170
Peter G. Edwards	$1,300,000	20,635	76,202
Brian Goff	$600,000	9,524	35,170
Jacopo Leonardi	$740,000	11,746	43,376

In connection with the recruitment of Mr. Edwards to join Baxalta as General Counsel, Baxter agreed to, and the Baxalta Compensation Committee subsequently approved, an additional special one-time grant of restricted stock units with respect to shares of Baxalta common stock with a value equal to $5,100,000, with such grant representing a replacement for equity that Mr. Edwards forfeited at his prior employer upon joining Baxter in anticipation of the spin-off. The restricted stock units were granted pursuant to the Incentive Plan on July 1, 2015 and vest ratably over four years from the date of grant.

Other Benefits and Perquisites

Baxalta’s named executive officers are eligible to participate in employee benefit programs generally offered to other employees. In addition, Baxalta provides certain other perquisites to its named executive officers that are not generally available to other employees, as described below. These perquisites are reported in the “2015 Summary Compensation Table” included in the “Executive Compensation Tables” section of this Item 11.

Relocation Program

Baxalta maintains a relocation program for employees who are relocated for business reasons. Under this program, Baxalta provides relocation assistance to its executive officers, which may include reimbursement for commuting expenses, temporary living expenses, home sale expenses and loss on sale, household goods moving and storage, and cost of living adjustments. Prior to the separation, Dr. Hantson and Mr. Edwards were provided relocation benefits by Baxter under its relocation program. Effective upon the separation, Baxalta assumed responsibility for providing relocation benefits to Dr. Hantson and Mr. Edwards under the Baxalta relocation program. During 2015, Dr. Hantson and Mr. Edwards were paid an aggregate of $171,649 and $39,986, respectively, in relocation benefits, including amounts paid to reimburse them for the income tax payable on such benefits. For more detailed information regarding the relocation benefits provided to Baxalta’s executive officers, refer to the discussion in this Item 11 under the heading “Executive Compensation Tables—2015 Summary Compensation Table.”

Pension and Supplemental Pension Plans

Baxter employees that were hired prior to December 31, 2006, including Mr. Hombach, participated in Baxter’s pension and supplemental pension plans. The named executive officers other than Mr. Hombach were not eligible to participate in Baxter’s pension and supplemental pension plans because such plans were closed to new participants as of December 31, 2006. Employees hired or rehired after that date by Baxter received an additional employer contribution from Baxter equal to 3% of his or her compensation in Baxter’s tax-qualified Section 401(k) plan and nonqualified deferred compensation plan.

In accordance with the employee matters agreement that Baxalta entered into with Baxter at the time of the spin-off, Baxalta established pension and supplemental pension plans with terms substantially similar to the corresponding plans of Baxter. The assets and liabilities under the corresponding Baxter plans with respect to transferred employees based in the United States, including Mr. Hombach, were transferred to the corresponding Baxalta plans. Transferred employees, including Mr. Hombach, are eligible to participate in such Baxalta plans to the extent they were eligible to participate in the corresponding Baxter plans as of the applicable employment transfer date. Such transferred employees will receive credit for Baxter service to the extent credited under the corresponding Baxter plan and will receive recognition for compensation paid by Baxter that was recognized under the corresponding Baxter plan as though it were compensation paid by Baxalta. For additional information regarding the employee matters agreement, refer to the discussion in Item 13 of this Annual Report on Form 10-K under the heading “Agreements with Baxter — Employee Matters Agreement.”

Deferred Compensation Plan

Each of the named executive officers is eligible to participate in the Baxalta Incorporated and Subsidiaries Deferred Compensation Plan (the deferred compensation plan), which permits the officer to defer the receipt of covered compensation and receive a 3.5% company match. Baxalta allows named executive officers to participate in a deferred compensation plan to provide a market competitive plan as well as to facilitate retirement savings as part of the total compensation program in a cost- and tax-effective way for Baxalta. For Baxter employees who became Baxalta employees following the separation, including Baxalta’s named executive officers, Baxalta assumed the obligations for benefits accrued while they were Baxter employees under the Baxter deferred compensation plan. Baxalta’s deferred compensation plan permits certain management employees to defer payment and taxation of a portion of salary and bonus and receive an investment return on the deferred amount based on several investment alternatives. Contributions made by Baxalta with respect to the named executive officers are set forth in the “2015 Summary Compensation Table” included in the “Executive Compensation Tables” section of this Item 11.

Other

All other perquisites that Baxalta provides to its named executive officers are minimal. During 2015, Baxalta’s named executive officers were eligible for reimbursement for executive physical examinations and related health services, and they participated in programs generally offered to Baxalta’s other employees, including medical insurance, dental insurance, life insurance and long-term disability insurance and Baxalta’s tax-qualified Section 401(k) plan. In addition, all employees are eligible to participate in Baxalta’s matching gifts program under which Baxalta’s program matches gifts made by employees and directors to eligible non-profit organizations. The maximum gift total for an executive officer participant in the program is $10,000 in any calendar year, which is greater than the maximum amount the program will match for other employees. For more detailed information regarding benefits and perquisites provided to Baxalta’s named executive officers, refer to the “2015 Summary Compensation Table” included in this Item 11.

Compensation Policies and Practices

Baxalta’s Stock Ownership Guidelines for Executive Officers and Non-Employee Directors; Prohibitions on Trading

To align their economic interests with those of Baxalta shareholders, Baxalta’s executive officers and non-employee directors are required to own a specified amount of Baxalta stock. Each of Baxalta’s executive officers is required to achieve ownership of Baxalta common stock valued at a minimum of four times annual base salary (six times annual base salary in the case of Baxalta’s Chief Executive Officer). Each of Baxalta’s non-employee directors is required to achieve ownership of Baxalta common stock valued at a minimum of five times their annual cash retainer. In each case, the required ownership requirements must be met within five years of becoming an executive officer or non-employee director. These requirements, like the executive compensation recoupment policy discussed below, help ensure long-term focus and appropriate levels of risk-taking by Baxalta’s executive officers and non-employee directors.

Pursuant to Baxalta’s securities trading policy, all Baxalta employees, including all named executive officers, and directors are prohibited from engaging in short-term trading activities and option transactions in Baxalta stock. As a result, such persons cannot enter into any “put” or “call” options or otherwise buy or sell derivatives on any Baxalta stock. Additionally, it is Baxalta’s policy to not permit officers to pledge Baxalta stock as collateral for loans or otherwise as a security interest.

Risk Assessment of Compensation Policies and Practices

With the assistance of FwC, the Baxter Compensation Committee reviewed Baxter’s material compensation policies and practices applicable to its employees, including its executive officers, and concluded that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on Baxter. The key features of the executive compensation program that support this conclusion include:

•	appropriate pay philosophy, peer group and market positioning;

•

effective balance in cash and equity mix, short- and long-term focus, corporate, business unit and individual performance focus and financial and non-financial performance measurement and discretion; and

•	meaningful risk mitigants, such as the stock ownership guidelines and executive compensation recoupment policy discussed below.

Baxalta has not yet established compensation policies and practices that differ significantly from the policies and practices established by Baxter and reviewed by the Baxter Compensation Committee. Baxalta plans to review its material compensation policies and practices once they are established by Baxalta’s Compensation Committee and expects to assess how those policies and practices may create risks that are reasonably likely to have a material adverse effect on Baxalta as such policies and practices are implemented, unless otherwise no longer necessary to the proposed Merger.

Executive Compensation Recoupment Policy

Baxalta has an executive compensation recoupment policy that applies to all cash bonuses paid by Baxalta under its incentive plans and all grants of equity awarded by Baxalta to any person designated as an officer by the Board. Following any restatement of Baxalta’s financial results that requires an amendment to any previously filed results, or if an officer violates a restrictive covenant contained in any agreement between Baxalta and such officer, the Board will review the facts and circumstances relating to the restatement or the violation and take any actions it deems appropriate with respect to executive incentive compensation. With respect to a restatement, the Board will consider whether an officer received compensation based on performance reported, but not actually achieved, or was accountable for the events that led to the restatement, including any misconduct. Actions the Board may take include: recovery, reduction or forfeiture of all or part of any bonus, equity or other compensation previously provided or to be provided in the future; disciplinary actions; and the pursuit of any other remedies.

Severance Arrangements

Baxalta’s named executive officers are eligible for certain severance and change in control benefits. Severance benefits are generally set forth in the severance agreements to which each named executive officer became a party in 2015. Each severance agreement, as amended, provides for benefits to Baxalta’s named executives in connection with a change in control. In addition, in 2014 in connection with the anticipated distribution, Mr. Hombach entered into a severance agreement with Baxter that became an obligation of Baxalta upon completion of the distribution (the spin-off severance agreement). The spin-off severance agreement provides for payments to Mr. Hombach if his employment is terminated by Baxalta without “Cause” (as defined in the spin-off severance agreement) prior to the first anniversary of the distribution date. For additional information regarding severance payments and benefits, refer to the discussion in this Item 11 under the heading “Potential Payments Upon Termination or Change in Control.”

In addition, Baxalta’s standard terms and conditions for equity grants include a “double-trigger” vesting provision, which provides that vesting would be accelerated if the recipient’s employment is terminated by Baxalta other than for “Cause” or by the recipient for “Good reason,” as such terms are defined in the Incentive Plan, in either case within two years following a change of control of Baxalta (if the awards are assumed in the transaction). For additional information regarding severance payments and benefits, refer to the discussion in this Item 11 under the heading “Potential Payments Upon Termination or Change in Control.”

In the event that awards are not assumed in connection with a change of control, Baxalta’s Compensation Committee may, in its sole discretion, adjust outstanding equity incentive awards under the Incentive Plan in the manner it deems equitable, which may include cancellation of certain outstanding equity incentive awards in return for cash payment of the current value of such award, determined as though such award is fully vested at the time of payment.

Pursuant to the merger agreement related to Baxalta’s proposed Merger with Shire, Shire has agreed to assume outstanding Baxalta equity incentive awards upon consummation of the Merger. For additional information regarding the proposed Merger, refer to the discussion in Item 1 of this Annual Report on Form 10-K under the heading “The Proposed Merger.”

Compensation Committee Interlocks and Insider Participation

During 2015, Drs. Gavin, Hockmeyer and Nader and Messrs. Forsyth (Chair) and Stroucken served on Baxalta’s Compensation Committee. None of the members of the Compensation Committee has been an officer or employee of Baxalta. None of Baxalta’s executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on Baxalta’s Compensation Committee.

Executive Compensation Tables

The following tables contain compensation information for Baxalta’s named executive officers for 2015. Each of Baxalta’s named executive officers was employed by Baxter prior to the separation; therefore, the compensation information included below for periods prior to July 1, 2015 reflects compensation earned at Baxter in accordance with the design and objectives of the Baxter executive compensation programs in place prior to the separation. The compensation decisions regarding Baxalta’s named executive officers prior to the separation were made by the Baxter Compensation Committee or by Baxter executive officers. Executive compensation decisions following the separation were made by Baxalta’s Compensation Committee. The information included in the tables below should be read in conjunction with the “Executive Compensation Discussion and Analysis” section of this Item 11.

2015 Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus(1)		Stock Awards(2)		Option Awards(3)		Non-Equity Incentive Plan Compensation(4)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)		All Other Compensation(6)		Total

Ludwig N. Hantson, Ph.D. President and Chief Executive Officer	2015 2014 2013	$ $ $	1,119,231 833,846 742,308	$ $ $	— — —	$ $ $	4,497,392 972,541 1,096,573	$ $ $	9,661,907 1,191,276 1,428,483	$ $ $	2,970,000 1,370,850 1,004,250	$ $ $	— — —	$ $ $	331,499 118,315 135,267	$ $ $	18,580,029 4,486,828 4,406,881

Robert J. Hombach Executive Vice President, Chief Financial Officer and Chief Operations Officer	2015 2014 2013	$ $ $	832,577 755,000 687,692	$ $ $	1,125,000 — —	$ $ $	1,941,511 3,886,103 877,271	$ $ $	5,786,910 1,191,276 1,142,793	$ $ $	1,610,000 1,049,061 890,435	$ $ $	1,504,883 2,601,713 744,791	$ $ $	66,158 57,478 54,510	$ $ $	12,867,039 9,540,631 4,397,492

Peter G. Edwards Executive Vice President and General Counsel	2015		$302,500		$250,000		$5,750,010		$650,003		$804,400		$—		$55,616		$7,812,529

Brian Goff Executive Vice President and President, Hematology	2015 2014	$ $	581,040 478,800	$ $	— —	$ $	771,368 588,014	$ $	3,592,024 362,252	$ $	840,900 352,853	$ $	— —	$ $	46,772 48,002	$ $	5,832,104 1,829,921

Jacopo Leonardi Executive Vice President and President, Immunology	2015		$432,363		$—		$574,996		$3,057,652		$731,300		$—		$31,754		$4,828,065

(1)

Amounts shown in this column represent the spin-off retention cash bonus for Mr. Hombach and the sign-on cash bonus for Mr. Edwards. Mr. Hombach was paid a $1,125,000 one-time spin-off retention cash bonus in 2015, which was approved by the Baxter Compensation Committee in connection with the spin-off. Mr. Edwards was paid a one-time signing bonus of $250,000 in 2015.

(2)

Awards granted in 2015 represent the value of RSUs granted and the value of PSUs granted in prior years for which the performance measures were established in 2015. The grant date fair value of the maximum amount of shares payable under the PSUs granted in prior years, but for which the performance measures were established in 2015, is as follows: Dr. Hantson ($960,078); Mr. Hombach ($848,312); Mr. Goff ($131,204); and Mr. Leonardi ($44,844). New PSUs were not granted to the named executive officers in 2015. Awards granted for 2014 and 2013 represent the aggregate fair value of RSUs and PSUs granted. All amounts reflect the grant date fair value computed in accordance with FASB ASC Topic 718. RSU awards were valued as of the grant date by multiplying the closing price of the common stock of the applicable entity on the NYSE on that date by the number of shares subject to the awards. Refer to Note 15 of Item 8 of this Annual Report on Form 10-K for more information on how grant date fair values of PSUs were calculated. Dividend equivalents accrue on the PSUs and RSUs and are paid only if the underlying awards vest. For further information on these awards, see the “2015 Grants of Plan-Based Awards” table and the accompanying narrative in this Item 11.

(3)

Awards granted in 2015 represent the value of stock options, including founders’ grants made to Dr. Hantson and Messrs. Hombach, Goff and Leonardi. Amounts shown reflect a grant date fair value computed in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. These amounts also include the incremental fair value of the conversion from Baxter stock options granted in 2015 prior to the distribution to Baxalta stock options. Refer to Note 15 in Item 8 of this Annual Report on Form 10-K for more information on how grant date fair values of the stock options were calculated. For further information on these awards, see the “2015 Grants of Plan-Based Awards” table and the accompanying narrative in this Item 11.

(4)

2015 amounts represent payouts under Baxalta’s 2015 annual cash bonus program. 2014 and 2013 amounts, if any, represent cash awards earned by such named executive officer under Baxter’s annual cash bonus plans. For a description of the methodology applied in determining the payouts under Baxalta’s 2015 annual cash bonus program, refer to the discussion in this Item 11 under the heading “Executive Compensation Discussion and Analysis — Elements of Compensation — Cash Bonus Awards.”

(5)	Amounts shown in this column for Mr. Hombach represent the aggregate change in actuarial present value in his pension benefits that Baxalta assumed from Baxter in connection with the separation.

(6)	The elements of compensation included in the “All Other Compensation” column for 2015 are set forth in the table below.

The amounts shown for “All Other Compensation” for 2015 include (a) contributions to the named executive’s account under the Baxalta Incorporated 401(k) Savings Plan; (b) contributions to the named executive’s account under the deferred compensation plan; (c) Baxalta-paid life insurance premiums and matching charitable gifts; (d) relocation payments; and (e) tax reimbursements, all as detailed in the following table:

Name	401(k) Plan Contributions	Deferred Compensation Contributions	Life Insurance Premiums and Matching Charitable Gifts(1)	Relocation(2)	Tax Reimbursements(3)	Total
Ludwig N. Hantson, Ph.D.	$17,225	$140,717	$1,908	$95,513	$76,136	$331,499
Robert J. Hombach	$9,275	$54,979	$1,904	$—	$—	$66,158
Peter G. Edwards	$13,806	$1,125	$700	$24,552	$15,434	$55,616
Brian Goff	$17,225	$20,075	$9,472	$—	$—	$46,772
Jacopo Leonardi	$17,225	$13,896	$633	$—	$—	$31,754

(1)	For Mr. Goff, the amount set forth above reflects $8,500 in charitable matching contributions for 2015 made under the Baxalta matching gifts program.

(2)

In anticipation of the separation, Baxter provided relocation benefits to Dr. Hantson and Mr. Edwards under the Baxter executive relocation program. Baxalta assumed these costs and future payments associated with these benefits in connection with the separation. The amounts set forth above reflect relocation benefits provided to Dr. Hantson and Mr. Edwards related to commuting expenses, temporary living expenses, home sale expenses and loss on sale, household goods moving and storage, and/or cost of living adjustments.

(3)	Tax reimbursements represent amounts paid related to certain relocation benefits provided to Dr. Hantson and Mr. Edwards.

2015 Grants of Plan-Based Awards

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Ludwig N. Hantson Ph.D.
Cash Bonus			—	1,485,000	2,970,000
Stock Option Grant	3/3/2015	(6)								287,936	$32.04	1,361,910
Stock Option Grant	7/1/2015	(7)								328,253	$31.50	2,799,997
Stock Option Grant	7/1/2015	(8)								507,380	$31.50	5,500,000
RSU Grant	3/3/2015	(6)							37,996			1,217,349
RSU Grant	7/1/2015	(9)							88,889			2,800,004
ROIC PSU Grant (tranche 3 – 2013)	3/3/2015	(10)				1,007	4,029	8,058				279,693
ROIC PSU Grant (tranche 2 – 2014)	3/3/2015	(11)				722	2,886	5,772				200,346

Robert J. Hombach
Cash Bonus			—	783,750	1,650,000
Stock Option Grant	3/3/2015	(6)								287,936	$32.04	1,361,910
Stock Option Grant	7/1/2015	(7)								35,170	$31.50	300,000
Stock Option Grant	7/1/2015	(8)								380,535	$31.50	4,125,000
RSU Grant	3/3/2015	(6)							37,996			1,217,349
RSU Grant	7/1/2015	(9)							9,524			300,006
ROIC PSU Grant (tranche 3 – 2013)	3/3/2015	(10)				806	3,224	6,448				223,810
ROIC PSU Grant (tranche 2 – 2014)	3/3/2015	(11)				722	2,886	5,772				200,346

Peter G. Edwards
Cash Bonus			—	357,500	1,100,000
Stock Option Grant	7/1/2015	(7)								76,202	$31.50	650,003
RSU Grant	7/1/2015	(9)							20,635			650,003
RSU Grant	7/1/2015	(12)							161,905			5,100,007

Brian Goff
Cash Bonus			—	373,750	1,150,000
Stock Option Grant	3/3/2015	(6)								88,168	$32.04	417,028
Stock Option Grant	7/1/2015	(7)								35,170	$31.50	300,000
Stock Option Grant	7/1/2015	(8)								265,221	$31.50	2,874,996
RSU Grant	3/3/2015	(6)							12,665			405,760
RSU Grant	7/1/2015	(9)							9,524			300,006
ROIC PSU Grant (tranche 3 – 2013)	3/3/2015	(10)				109	437	874				30,337
ROIC PSU Grant (tranche 2 – 2014)	3/3/2015	(11)				127	508	1,016				35,265

Jacopo Leonardi
Cash Bonus			—	325,000	1,000,000
Stock Option Grant	3/3/2015	(6)								39,674	$32.04	187,658
Stock Option Grant	7/1/2015	(7)								43,376	$31.50	369,997
Stock Option Grant	7/1/2015	(8)								230,627	$31.50	2,499,997
RSU Grant	3/3/2015	(6)							5,698			182,575
RSU Grant	7/1/2015	(9)							11,746			369,999
ROIC PSU Grant (tranche 3 – 2013)	3/3/2015	(10)				35	141	282				9,788
ROIC PSU Grant (tranche 2 – 2014)	3/3/2015	(11)				46	182	364				12,634

(1)

The amounts shown represent award opportunities under Baxalta’s 2015 annual cash bonus program at 100% of target bonus as well as the maximum bonus payable under the Incentive Plan. There is no minimum threshold for annual cash bonuses. Each of the “Target” and the “Maximum” column reflects the aggregate award for both performance periods in 2015 (i.e., the first half of 2015 and the second half of 2015). For each half of 2015, the maximum award for each officer was one times the base salary in effect during the relevant performance period, with the exception of Dr. Hantson, whose maximum award for each half of 2015 is one times his target bonus. The amounts shown were calculated using the following base salaries: Mr. Hombach – 825,000, Mr. Edwards – 550,000, Mr. Goff – 575,000 and Mr. Leonardi – 500,000. For 2015, the financial targets under Baxalta’s 2015 annual cash bonus program were met. As a result, the named executive officers were eligible to receive the maximum bonus subject to Baxalta’s Compensation Committee negative discretion. The actual cash bonus paid to each named executive officer for his 2015 performance is reported as “Non-Equity Incentive Plan Compensation” above in the 2015 Summary Compensation Table. For a description of the methodology applied in determining final payouts under Baxalta’s 2015 annual cash bonus program, refer to the discussion in this Item 11 under the heading “Executive Compensation Discussion and Analysis—Elements of Executive Compensation—Cash Bonus Awards.”

(2)

Unless otherwise noted, all stock awards (a) are RSUs granted in 2015, (b) are granted under the Incentive Plan, and (c) vest ratably in annual one-third (1/3) increments over the three-year period beginning on the one-year anniversary of the grant date.

(3)

Unless otherwise noted, all stock option awards (a) are nonqualified stock options granted in 2015, (b) are granted under the Incentive Plan, (c) vest ratably in annual one-third (1/3) increments over the three-year period beginning on the one-year anniversary of the grant date, and (d) have a term of ten years.

(4)

The option exercise price for the stock options dated March 3, 2015 was the closing price of Baxter common stock on the date the stock options were granted (as adjusted for the distribution). The option exercise price for the stock options dated July 1, 2015 was the closing price of Baxalta common stock on the date the stock options were granted.

(5)

For stock options granted prior to the distribution, the amounts also include the incremental fair value of the conversion from Baxter stock options to Baxalta stock options as calculated in accordance with FASB ASC Topic 718.

(6)

Awards were converted to Baxalta awards from Baxter awards granted prior to the spin-off. These awards were converted at the time of distribution using a ratio of approximately 2.1667 shares of Baxalta common stock to one share of Baxter common stock. For stock option grants, the strike price of the stock option was adjusted by dividing the exercise price for shares of Baxter common stock by approximately 0.4615.

(7)

Represents (i) incremental grant of stock options in connection with the spin-off that serves as either (y) an incremental make-whole for service to Baxalta, prorated through the remainder of 2015, or (x) as a way to cover additional and separate service to Baxalta, prorated through the remainder of 2015. See “— Executive Compensation Discussion and Analysis—Elements of Compensation — Equity-Based Incentive Awards.”

(8)

Represents a founders’ grant awarded as a special, one-time award associated with the founding of Baxalta as a new public company that are scheduled to vest in full on the fifth anniversary of July 1, 2015. For more information, refer to the discussion in this Item 11 under the heading “Executive Compensation Discussion and Analysis — Elements of Compensation — Equity-Based Incentive Awards.”

(9)

Represents an incremental grant of RSUs in connection with the spin-off that serves as either (i) an incremental make-whole for service to Baxalta, prorated through the remainder of 2015, or (ii) as a way to cover additional and separate service to Baxalta, prorated through the remainder of 2015. For more information, refer to the discussion in this Item 11 under the heading “Executive Compensation Discussion and Analysis — Elements of Compensation — Equity-Based Incentive Awards.”

(10)

PSU awards were granted to the executive officer in March 2013 (2013 Baxter PSUs) while the executive officer was a Baxter employee. Upon the distribution, the 2013 Baxter PSUs were converted such that for each 2013 Baxter PSU granted the executive officer received one PSU that will be paid out in Baxalta common stock and one PSU that will be paid out in Baxter common stock, both based on the achievement of annual ROIC goals over the three-year performance period commencing with the year in which the PSUs were awarded, which for this grant was January 1, 2013. The amounts set forth in the “Threshold,” “Target” and “Maximum” columns represent the number of shares of both Baxter and Baxalta common stock that would be paid out under the third of the three ROIC performance periods of the 2013 ROIC PSUs if the annual ROIC goal for 2015 meets 93%, 100% and 107% of the target, respectively. Because of the spin-off, the 2015 performance period for certain converted and outstanding PSUs, including the 2013 ROIC PSUs, was divided into two periods: (i) January 1, 2015 to June 30, 2015, based on Baxter performance during such period as reviewed and certified by Baxter’s Compensation Committee; and (ii) July 1, 2015 to December 31, 2015, based on Baxalta’s performance during such period as reviewed and certified by Baxter’s Compensation Committee with consideration given to Baxalta’s Compensation Committee assessment for such period. This modification was necessary as the performance metrics applicable to the PSUs would no longer be meaningful following the spin-off. The awards maintained their original vesting schedule. Performance was reviewed and certified by the Baxter Compensation Committee such that PSUs were earned at 62% of target payout for the first half of 2015 and at 200% of target payout for the second half of 2015.

(11)

PSU awards were granted to the executive officer in March 2014 (2014 Baxter PSUs) while the executive officer was a Baxter employee. Upon the distribution, the 2014 Baxter PSUs were converted, such that for each 2014 Baxter PSU granted the executive officer received one PSU that will be paid out in Baxalta common stock and one PSU that will be paid out in Baxter common stock, both based on the achievement of annual ROIC goals over the three-year performance period commencing with the year in which the PSUs were awarded, which for this grant was January 1, 2014. The amounts set forth in the “Threshold,” “Target” and “Maximum” columns represent the number of shares of both Baxter and Baxalta common stock that would be paid out under the second of the three ROIC performance periods of the 2014 ROIC PSUs if Baxter’s annual ROIC goal for 2015 meets 93%, 100% and 107% of the target, respectively. Because of the spin-off, the 2015 performance period for certain converted and outstanding PSUs, including the 2014 ROIC PSUs, was divided into two periods: (i) January 1, 2015 to June 30, 2015, based on Baxter performance during such period as reviewed and certified by Baxter’s Compensation Committee; and (ii) July 1, 2015 to December 31, 2015, based on Baxalta’s performance during such period as reviewed and certified by Baxter’s Compensation Committee with consideration given to Baxalta’s Compensation Committee assessment for such period. This modification was necessary as the performance metrics applicable to the PSUs would no longer be meaningful following the spin-off. The awards maintained their original vesting schedule. Performance was reviewed and certified by the Baxter Compensation Committee such that PSUs were earned at 62% of target payout for the first half of 2015 and at 200% of target payout for the second half of 2015. The remaining one-third of the 2014 ROIC PSUs, which is based on the achievement of annual ROIC goals in 2016, is not included in the above table because it is not considered granted for accounting purposes until the ROIC goals are set for the year.

(12)

Represents a special one-time grant of 161,905 RSUs granted in connection with the recruitment of Mr. Edwards to join Baxalta as General Counsel, which vest ratably over four years from the date of grant. For more information, refer to the discussion in the section of this Item 11 entitled “Executive Compensation Discussion and Analysis — Elements of Compensation — Equity-Based Incentive Awards.”

Replacement Awards Granted in 2015

Replacement Awards. As discussed above, Baxalta approved the Incentive Plan in connection with the spin-off. The Incentive Plan provides for the grant of replacement awards (Replacement Awards) in accordance with the terms of the employee matters agreement entered into in connection with the spin-off. As discussed below under the heading “Outstanding Equity Awards at 2015 Year-End—Adjustments to Equity Awards in connection with the Spin-off,” the employee matters agreement addresses, among other things, the mechanism for the conversion and adjustment of equity awards (including stock options, PSUs and RSUs) in connection with the spin-off into Replacement Awards based on shares of Baxter common stock and/or Baxalta common stock, as applicable. In connection with the spin-off, Baxalta’s named executive officers received Replacement Awards with respect to their outstanding Baxter equity-based awards, which are reflected in the “Outstanding Equity Awards at 2015 Year-End” table below.

Outstanding Equity Awards at 2015 Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Performance Period and PSU Type (3)(4)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)(4)
Ludwig N. Hantson, Ph.D.	84,367		24.83	3/4/2021	196,100	7,653,784	2013 – 2015	(G)	12,905	503,678
	88,597		26.53	3/6/2022			2014 – 2016	(G)	8,991	350,905
	79,302	39,651	32.42	3/3/2023			2013	(R)	12,905	503,678
	34,393	68,788	31.86	3/4/2024			2014	(R)	8,991	350,905
		287,936	32.04	3/3/2025
		507,380	31.50	7/1/2025
		328,253	31.50	7/1/2025

Robert J. Hombach	49,628		24.83	3/4/2021	101,361	3,956,124	2013 – 2015	(G)	10,324	402,959
	88,597		26.53	3/6/2022			2014 – 2016	(G)	8,991	350,905
	63,442	31,721	32.42	3/3/2023			2013	(R)	10,324	402,959
	34,393	68,788	31.86	3/4/2024			2014	(R)	8,991	350,905
		287,936	32.04	3/3/2025
		380,535	31.50	7/1/2025
		35,170	31.50	7/1/2025

Peter G. Edwards		76,202	31.50	7/1/2025	182,938	7,140,077

Brian Goff	37,000		23.15	6/1/2022	30,081	1,174,070	2013 – 2015	(G)	1,398	54,547
	17,182	8,591	32.42	3/3/2023			2014 – 2016	(G)	1,584	61,815
	10,458	20,918	31.86	3/4/2024			2013	(R)	1,398	54,547
		88,168	32.04	3/3/2025			2014	(R)	1,584	61,815
		265,221	31.50	7/1/2025
		35,170	31.50	7/1/2025

Jacopo Leonardi	2,051		26.53	3/6/2022	22,217	867,141	2013 – 2015	(G)	452	17,627
	5,551	2,776	32.42	3/3/2023			2014 – 2016	(G)	568	22,172
	3,754	7,509	31.86	3/4/2024			2013	(R)	452	17,627
		39,674	32.04	3/3/2025			2014	(R)	568	22,172
		230,627	31.50	7/1/2025
		43,376	31.50	7/1/2025

(1)	The chart below represents stock options vesting as follows:

Name	March 2016	July 2016	March 2017	July 2017	March 2018	July 2018	July 2020
Dr. Hantson	74,045	109,417	130,373	109,418	95,979	109,418	507,380
Mr. Hombach	162,093	11,723	130,373	11,723	95,979	11,724	380,535
Mr. Edwards	—	25,400	—	25,401	—	25,401	—
Mr. Goff	48,439	11,723	39,848	11,723	29,390	11,724	265,221
Mr. Leonardi	19,754	14,458	16,980	14,459	13,225	14,459	230,627

(2)

The amounts in the column represent RSU awards and earned but unvested PSUs from the 2013 PSU grant relating to the 2013 and 2014 ROIC performance period. The earned but unvested PSUs vested in February 2016. Amounts in the columns also represent earned but unvested PSUs from the 2014 PSU grant relating to the 2014 ROIC performance period. The earned but unvested PSUs will vest in January 2017. In addition, the amounts in the column for Dr. Hantson reflect 176,884 RSUs which include 5,339 dividend shares accrued and will vest as follows: 12,665 in March 2016, 29,334 in July 2016, 12,665 in March 2017, 16,666 in June 2017, 29,333 in July 2017, 12,667 in March 2018, 16,667 in June 2018, 30,222 in July 2018 and 16,667 in June 2019. The amounts in the column for Mr. Hombach reflect 87,519 RSUs which include 1,956 dividend shares accrued and will vest as follows: 12,665 in March 2016, 3,143 in July 2016, 12,665 in March 2017, 40,000 in June 2017, 3,143 in July 2017, 12,667 in March 2018 and 3,238 in July 2018. The amounts in the column for Mr. Edwards reflect 182,540 RSUs which include 398 dividend shares accrued and will vest as follows: 47,286 in July 2016, 47,286 in July 2017, 47,491 in July 2018 and 40,477 in July 2019. The amounts in the columns for Mr. Goff reflect 27,810 RSUs which include 444 dividend shares accrued and will vest as follows: 5,964 in March 2016, 3,143 in July 2016, 5,159 in March 2017, 3,143 in July 2017, 3,000 in September 2017, 4,223 in March 2018 and 3,238 in July 2018. The amounts in the column for Mr. Leonardi reflect 21,378 RSUs which include 243 dividend shares accrued and will vest as follows: 2,495 in March 2016, 3,877 in July 2016, 2,237 in March 2017, 3,876 in July 2017, 3,000 in September 2017, 1,900 in March 2018 and 3,993 in July 2018. Amounts shown in the columns also include the dividend shares accrued on the RSUs granted to each of the named executive officers. The market value of these unvested RSUs is based on the closing price of Baxalta common stock on December 31, 2015 ($39.03).

(3)

For the grants noted with a (G), these amounts represent the threshold number and value of shares of common stock that an officer would receive under the growth in shareholder value (GSV) PSUs granted for the 2013–2015, and 2014–2016 performance periods. The market value of the performance share units included in these columns is based on the closing price of Baxalta common stock on December 31, 2015 ($39.03). Amounts in these columns also include the dividend shares accrued on the performance share units. With respect to the GSV PSUs granted for the 2013–2015 performance period, the final award determinations have been made by the Baxter Compensation Committee, such that performance did not result in a payout thereunder. Final payouts under the GSV PSUs for the 2014–2016 performance periods will not be known until the respective performance period is completed, and therefore it is possible that no shares of common stock will be paid out under these GSV PSUs. For more information about these awards, see below under the heading “Adjustments to Equity Awards in connection with the Spin-off.”

(4)

For the grants noted with an (R), amounts represent the maximum number and value of shares of common stock that an officer would receive under the ROIC PSUs granted in 2013 and 2014. The market value of the performance share units included in these columns is based on the closing price of Baxalta common stock on December 31, 2015 ($39.03). Amounts in these columns also include the dividend shares accrued on the performance share units. With respect to the 2015 performance period, which is the second of the three annual ROIC performance periods for the ROIC PSUs granted in 2014 and the third of the three annual ROIC performance periods for the ROIC PSUs granted in 2013, final award determinations have been made by the Baxter Compensation Committee, and the 2013 ROIC PSUs vested on February 15, 2016 at 126%. However, the 2014 grants will not pay out until 2017, and therefore it is possible that no shares of common stock will be earned with regard to the remaining annual performance periods if the established targets are not met for those periods. For more information about these awards, see below under the heading “Adjustments to Equity Awards in connection with the Spin-off.”

Adjustments to Equity Awards in connection with the Spin-off. In connection with the spin-off, Baxalta entered into the employee matters agreement with Baxter, which governs, among other things, Baxalta’s compensation and employee benefit obligations following the spin-off with respect to Baxalta’s current employees. The employee matters agreement addresses, among other things, the mechanism for the adjustment and conversion of outstanding incentive awards (including stock options, PSUs and RSUs) in connection with the spin-off into Replacement Awards based on Baxter common shares and/or Baxalta’s common stock, as applicable. For purposes of the vesting of the Replacement Awards, continued employment or service with Baxter, or with Baxalta, will be treated as continued employment for purposes of both Baxter’s and Baxalta equity awards. Under the employee matters agreement and subject to limited exceptions:

•

each Baxter stock option granted prior to January 1, 2015 (other than new hire grants made on or after July 1, 2014) that remained outstanding immediately prior to the separation, whether vested or unvested, was converted concurrently with the separation into both an adjusted Baxter stock option and a Baxalta stock option;

•

each Baxter stock option granted on or after January 1, 2015 (or, with respect to new hire grants, on or after July 1, 2014), but prior to the separation that was outstanding immediately prior to the separation, whether vested or unvested, was converted concurrently with the separation into (x) an adjusted Baxter stock option in the case of Baxter employees or (y) a Baxalta stock option in the case of Baxalta employees;

•

each PSU award granted prior to January 1, 2015 that was outstanding immediately prior to the separation was converted (whether vested or unvested) into (x) a number of PSU awards that will be paid out in Baxter common stock (each a Baxter PSU award) equal to the number of Baxter common shares payable in respect of such Baxter PSU award and (y) an equal number of PSU awards that will be paid out in Baxalta common stock;

•

each holder of RSU awards granted prior to January 1, 2015 (other than new hire grants made on or after July 1, 2014) and that will be paid out in Baxter common stock (each a Baxter RSU award) that were outstanding immediately prior to the separation, whether vested or unvested, received (in addition to retaining such Baxter RSU awards) concurrently with the separation an equal number of RSU awards that will be paid out in Baxalta common stock (each a Baxalta RSU award); and

•

each Baxter RSU award granted on or after January 1, 2015 (or, with respect to new hire grants, on or after July 1, 2014) but prior to the separation that was outstanding as of immediately prior to the separation, whether vested or unvested, were converted concurrently with the separation into (x) an adjusted Baxter RSU award in the case of Baxter employees or (y) a Baxalta RSU award in the case of Baxalta employees.

Baxter PSUs were granted to Dr. Hantson and Messrs. Hombach, Goff and Leonardi in March 2013 (2013 Baxter PSUs) and March 2014 (2014 Baxter PSUs) while each executive was a Baxter employee. The 2013 Baxter PSUs and 2014 Baxter PSUs were each divided into two equal tranches. The payout of shares of Baxter common stock was set at a range of 0% to 200% of the number of PSUs awarded. The first of these tranches, the GSV PSUs, has a payout amount determined by Baxter’s growth in shareholder value up until the separation and the combined Baxter and Baxalta growth in shareholder value following the separation relative to the growth in shareholder value of the healthcare peers included in Baxter’s peer group during the three-year performance period commencing on January 1, 2013 for the 2013 Baxter PSUs and January 1, 2014 for 2014 Baxter PSUs. The second of these tranches, the ROIC PSUs, has a payout amount based on the achievement of annual or semi-annual ROIC goals over the three-year performance period commencing on January 1, 2013 for the 2013 Baxter PSUs and January 1, 2014 for 2014 Baxter PSUs. Upon the separation, the 2013 Baxter PSUs and 2014 Baxter PSUs were converted such that for each respective PSU granted prior to the spin-off, the named executive officer received one PSU that will be paid out in Baxalta common stock and one PSU that will be paid out in Baxter common stock.

Because of the spin-off, the 2015 performance period for all converted and outstanding Baxalta ROIC PSUs relating to 2013 Baxter ROIC PSUs and 2014 Baxter ROIC PSUs were divided into two periods: (i) January 1, 2015 to June 30, 2015, based on Baxter performance during such period as reviewed and certified by Baxter’s Compensation Committee; and (ii) July 1, 2015 to December 31, 2015, based on Baxalta’s performance during such period as reviewed and certified by Baxter’s Compensation Committee with consideration given to Baxalta’s Compensation Committee assessment for such period. This modification was necessary as the performance metrics applicable to such PSUs would no longer be meaningful following the spin-off. The awards maintained their original vesting schedule. Performance was reviewed and certified by the Baxter Compensation Committee such that PSUs were earned at 62% of target payout for the first half of 2015 and at 200% of target payout for the second half of 2015.

The Replacement Awards that a holder received in connection with the spin-off are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable prior to the spin-off.

2015 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(1)	Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)(3)	Value Realized on Vesting($)(4)
Ludwig N. Hantson, Ph.D.	—	—	39,350	2,611,325
Robert J. Hombach	—	—	—	—
Peter G. Edwards	—	—	—	—
Brian Goff	—	—	13,537	906,014
Jacopo Leonardi	2,051	19,748	9,792	497,018

(1)	Mr. Leonardi exercised these stock options in March 2015, prior to the separation.

(2)	Represents the aggregate dollar amount realized upon the exercise of stock options.

(3)	Includes the amount of Baxter PSUs and RSUs that vested prior to the separation.

(4)

Represents the market value of PSUs and RSUs on the date of vesting as calculated by multiplying the closing price of Baxter’s or Baxalta’s common stock, as applicable, on the vesting date by the number of shares acquired before withholding taxes.

2015 Pension Benefits

Name	Plan Name	Number of Years Credited Service(#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Robert J. Hombach(2)	Pension Plan	26	1,400,930	—
	Supplemental Pension Plan	26	7,140,033	—

(1)

The amounts in this column have been determined as follows: the accrued benefit was calculated using pensionable earnings and benefit service through 2015; present value of this accrued benefit payable at the earlier of normal retirement (age 65) or the earliest point where it would be unreduced (85 points, where each year of age and Baxter and Baxalta service equals one point) was calculated as an annuity payable for the life of the participant only; the present value of the benefit at the assumed payment age was discounted with interest only to the current age as of measurement date. The present values of the accrued benefits disclosed in the table above are primarily based on the following assumptions:

Assumption	Value
Discount Rate	4.60%
Postretirement Mortality	Retirement Plan 2014, projected with generational improvement
Termination/Disability	None assumed
Retirement Age	Earlier of age 65 or attainment of 85 points

Other assumptions not explicitly mentioned are the same as those assumptions used for financial reporting. Please refer to Note 12 to the Consolidated and Combined Financial Statements included in this Annual Report on Form 10-K for more information on these assumptions.

(2)

Aside from Mr. Hombach, all other named executive officers of Baxalta are not eligible to participate in either the pension or supplemental pension plan that Baxalta adopted from Baxter because they joined Baxter after these plans were closed as of December 31, 2006. Instead, they received an additional employer contribution equal to 3% of their compensation in Baxter’s tax-qualified Section 401(k) plan and nonqualified deferred compensation plan during their employment with Baxter in 2015 and receive additional employer contributions equal to 3% of their compensation in Baxalta’s tax-qualified Section 401(k) plan and nonqualified deferred compensation plan since the separation.

Baxalta’s tax-qualified pension plan is a broad-based retirement income plan. The normal retirement (age 65) benefit equals (i) 1.75 percent of a participant’s “Final Average Pay” multiplied by the participant’s number of years of pension plan participation, which includes participation in the Baxter tax-qualified pension plan for Baxalta employees that were transferred in connection with the separation, minus (ii) 1.75 percent of a participant’s estimated primary social security benefit, multiplied by the participant’s years of pension plan participation. “Final Average Pay” is equal to the average of a participant’s five highest consecutive calendar years of earnings out of his or her last ten calendar years of earnings. In general, the compensation considered in determining the pension payable to the named executive officer includes salary and cash bonuses awarded under the officer bonus program. Although age 65 is the normal retirement age under the pension plan, the pension plan has early retirement provisions based on a point system. Under the point system, each participant is awarded one point for each year of pension plan participation and one point for each year of age. Participants who terminate employment after accumulating at least 65 points, and who wait to begin receiving their pension plan benefits until they have 85 points, receive an unreduced pension plan benefit regardless of their actual age when they begin receiving their pension plan benefits.

Baxalta’s supplemental pension plan is offered to provide a benefit for the amount of eligible compensation that is disallowed as pensionable earnings under the pension plan pursuant to provisions of the Code which limit the benefit available to highly compensated employees under qualified pension plans. Accordingly, this plan is available to all employees eligible to participate in the pension plan whose benefit under the pension plan is limited by the Code. If the present value of the benefit exceeds $50,000, the participant will be paid in an annuity commencing when the participant is first eligible for early retirement, regardless of whether the participant elects to commence his or her qualified plan benefit at that time. As permitted by certain transitional rules under the tax regulations, persons who were participants in the Baxter plan at the end of 2007 were given a one-time option to elect a different commencement date. Deferred salary and bonus amounts that may not be included under the pension plan are included in the supplemental plan.

Participation in the Baxter pension and supplemental pension plans was closed as of December 31, 2006. Any participant who transferred to Baxalta as an employee from Baxter as part of the separation that was hired by Baxter after that date is not eligible to participate in the Baxalta pension plan or supplemental pension plan, but instead receives an additional employer contribution equal to 3% of his or her compensation in Baxalta’s tax-qualified Section 401(k) plan (and nonqualified deferred compensation plan).

2015 Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)(3)	Aggregate Balance at Last FYE ($)
Ludwig N. Hantson, Ph.D.	89,003	140,717	(4,410)	846,349
Robert J. Hombach	113,715	54,979	3,768	720,260
Peter G. Edwards	—	1,125	—	—
Brian Goff	—	20,075	729	35,341
Jacopo Leonardi	—	13,896	631	27,559

(1)	Amounts in this column are included in either the “Salary” or “Non-Equity Incentive Plan Compensation” columns of the 2015 Summary Compensation Table in this Item 11.

(2)	Amounts in this column are included in the “All Other Compensation” column of the 2015 Summary Compensation Table in this Item 11.

(3)

Amounts in this column are not included in the 2015 Summary Compensation Table as Baxalta’s deferred compensation plan provides participants with a subset of investment elections available to all eligible employees under Baxalta’s tax-qualified Section 401(k) plan.

A participant in Baxalta’s deferred compensation plan may elect to defer a portion of his or her eligible compensation (up to 50% of base salary and up to 100% of eligible bonus) during the calendar year as long as the participant makes such election prior to the beginning of the calendar year or within a prescribed period after beginning employment with Baxalta. For named executive officers, eligible compensation under the deferred compensation plan includes a participant’s base salary and any annual cash bonus. Participants in the deferred compensation plan may select from a subset of investment elections available to all eligible employees under Baxalta’s tax-qualified Section 401(k) plan. Amounts in a participant’s account are adjusted on a daily basis upward or downward to reflect the investment return that would have been realized had such amounts been invested in the investments selected by the participant. Participants may elect to change their investment elections once each calendar month. Baxalta is also required to match contributions to the deferred compensation plan dollar-for-dollar up to 3.5% of a participant’s eligible compensation. Any participant who transferred to Baxalta as an employee from Baxter as part of the separation that either was hired by Baxter after December 31, 2006, or elected as of January 1, 2008 will not continue to accrue benefits in the Baxter pension plan, but instead receives a Baxalta contribution equal to 3.0% of his or her eligible compensation in excess of the compensation that is recognized in the tax-qualified Section 401(k) plan, regardless of whether the participant is otherwise eligible to elect to defer a portion of his or her compensation. Deferrals under the plan are not recognized as eligible compensation for the qualified pension plan (but are recognized in the supplemental pension plan) or in calculating benefit pay under Baxalta’s welfare benefit plan and result in lower compensation recognized for company matching under Baxalta’s tax-qualified Section 401(k) plan.

Participants may elect to be paid distributions either in a lump sum payment or in annual installment payments over two to fifteen years. Such election must be made when the participant first becomes eligible to participate in the plan. Distributions will be paid in the first quarter of the plan year following such participant’s termination of employment unless such participant is a “specified employee” as defined in Section 409A of the Code. No distributions will be paid in connection with the termination of a specified employee until at least six months following such termination and any amounts that would have otherwise been paid during such six month period shall be accumulated and paid in a lump sum, without interest, at the expiration of such period.

Potential Payments Upon Termination or Change in Control

On July 1, 2015, each of Baxalta’s named executive officers became a party to a severance agreement with Baxalta that provides for certain payments in the event Baxalta undergoes a change in control and such executive officer is involuntarily terminated by the company or voluntarily terminates his employment with the company for “good reason,” as that term is defined in the severance agreement. In the case of Dr. Hantson and Mr. Hombach, each had an existing severance agreement with Baxter prior the separation. These severance agreements became obligations of Baxalta upon completion of the separation and were terminated as a consequence of Dr. Hantson and Mr. Hombach entering into severance agreements with Baxalta. In consideration for the benefits provided under the severance agreement, each named executive officer has agreed with Baxalta to be bound for two years from the date of his termination to noncompetition, nonsolicitation and nondisparagement covenants. A condition for receiving the payments discussed below is the execution of a customary release of claims in a form reasonably acceptable to Baxalta.

Payments under the severance agreements, as amended, as of December 31, 2015 included:

•	a lump sum cash payment generally equal to twice the aggregate amount of such officer’s salary and target bonus (reported as severance payments in the table below);

•	a prorated bonus payment;

•	a lump sum cash payment generally equal to continued retirement and savings plan accruals for two years;

•	two years of continued health and welfare benefit coverage;

•	outplacement expense reimbursement in an amount not exceeding $50,000; and

•

a “cutback,” such that, to the extent payments under the severance agreement would trigger excise tax, payments would be reduced to the extent necessary to prevent any portion of the payments from becoming nondeductible by Baxalta under Section 280G of the Code or subject to the excise tax imposed under Section 4999 of the Code, but only if, by reason of that reduction, the net after-tax benefit received by the executive exceeds the net after-tax benefit the executive would receive if no reduction was made.

The table set forth below shows Baxalta’s potential payment and benefit obligations to each named executive officer assuming that a change in control of Baxalta has occurred and, as a result, such officer is terminated or terminates his employment for good reason on December 31, 2015. The accelerated vesting of equity awards that is included in the table below would occur as a result of the terms of the equity compensation programs governing these awards, which are broadly applicable to all recipients, rather than as a result of the terms of the severance agreements.

	Dr. Hantson	Mr. Hombach	Mr. Edwards	Mr. Goff	Mr. Leonardi
Severance Payments	$5,170,000	$3,217,500	$1,815,000	$1,897,500	$1,650,000
Prorated Bonus Payments(1)	$1,485,000	$783,750	$357,500	$373,750	$325,000
Additional Payments Related to Retirement and Savings Plans	$315,883	$1,206,574	$117,888	$116,361	$90,931
Health and Welfare Benefit Coverage	$34,158	$34,150	$31,253	$32,386	$31,608
Accelerated Vesting of Equity Awards(2)(3)	$22,007,597	$14,226,293	$7,713,878	$4,936,495	$3,591,105
Outplacement Expenses	$50,000	$50,000	$50,000	$50,000	$50,000
Tax Cutback(4)	$—	$—	$—	$(397,252)	$—
Total	$29,062,638	$19,518,267	$10,085,520	$6,891,267	$5,738,644

(1)	Represents full 2015 bonus target as the officer would receive an annual bonus payment for the performance period in which the termination occurs.

(2)

Represents the “in-the-money” value of unvested stock options, the value of unvested RSUs and the target amount of PSUs based on Baxalta’s closing stock price on December 31, 2015 ($39.03) and Baxter’s closing stock price on December 31, 2015 ($38.15).

(3)

For each of Mr. Hombach and Mr. Goff, amounts also include the value of retention awards in the form of Baxter RSUs that each received in June 2014 and September 2014, respectively. These retention RSUs were granted in anticipation of the separation, vest on the third anniversary from the date of grant and vest immediately in the event of an involuntary termination, except for a termination for “Cause” (as defined in the equity compensation program under which such RSUs were issued). Upon the separation, these Baxter RSUs converted into Baxalta RSUs, subject to the same vesting terms. At December 31, 2015, each had the following number of retention RSUs outstanding: Mr. Hombach — 40,000 and 1,267 dividend shares accrued, with a value based on Baxalta’s closing stock price referenced in Footnote 2 above; and Mr. Goff — 3,000 and 73 dividend shares accrued, with a value based on Baxalta’s closing stock price referenced in Footnote 2 above.

(4)	Represents the amount that would need to be forfeited by the executive pursuant to the “cutback” provision in their severance agreement as of December 31, 2015.

Severance Agreement Amendment

In connection with entering into the merger agreement, on January 11, 2016, Baxalta agreed to amend its severance agreements. The severance agreement amendments provide certain executive officers, including all of Baxalta’s named executive officers, with a full tax gross-up for excess parachute payments within the meaning of Section 280G of the Code if there is a change of control and the severance benefits provided in the severance agreements exceed the 280G limit.

Spin-Off Severance Agreement

In 2014, in connection with the anticipated separation, Mr. Hombach entered into a severance agreement with Baxter, which was assumed by Baxalta (the spin-off severance agreement). The spin-off severance agreement provides for payments to Mr. Hombach if his employment is terminated by Baxalta without “Cause” (as defined in the spin-off severance agreement) prior to July 1, 2016, the first anniversary of the completion of the separation. In such event, the payments include a lump sum payment equal to 1.5 times Mr. Hombach’s salary and target bonus, a lump sum payment covering six months of cost-sharing for health insurance coverage and outplacement expense reimbursement in an amount not exceeding $50,000. The table set forth below shows Baxalta’s potential payment and benefit obligations to Mr. Hombach assuming that he was terminated by Baxalta without “Cause” (as defined in the spin-off severance agreement) on December 31, 2015.

Mr. Hombach
Severance Payments	$2,413,125
Health and Welfare Benefit Coverage	8,141
Outplacement Expenses	50,000
Total	$2,471,266

Pursuant to the terms of the spin-off severance agreement, to the extent that any other agreement, including Mr. Hombach’s other severance agreement with the company, also provides for the payment of severance upon a termination of employment occurring during the term of the spin-off severance agreement, Mr. Hombach would only be entitled to receive the greater of the severance provided under the spin-off severance agreement or such other agreement or arrangement, without duplication.

2015 NON-EMPLOYEE DIRECTOR COMPENSATION

Pursuant to Baxalta’s Compensation Committee Charter, the Compensation Committee is responsible for reviewing the structure of Baxalta’s non-employee director compensation, as well as the amounts paid to Baxalta’s non-employee directors and making recommendations to Baxalta’s Board of Directors regarding such structure and amounts. In connection with the separation, the Board of Directors adopted non-employee director compensation programs that were based on Baxter’s, including the Baxalta Incorporated Non-Employee Director Compensation Plan. The table below summarizes the elements and amount of compensation outlined in the Baxalta Incorporated Non-Employee Director Compensation Plan:

Compensation Element(1)(2)	Amount
Annual Retainer	$65,000
Additional Retainer for the Chair of the Board of Directors	$140,000
Additional Fees and Retainers for Committee Service:
Audit Committee (meeting fee per member /annual chair retainer)	$2,000 / $20,000
Compensation Committee (meeting fee per member /annual chair retainer)	$2,000 / $15,000
Corporate Governance Committee (meeting fee per member /annual chair retainer)	$2,000 / $15,000
Quality and Compliance Committee (meeting fee per member /annual chair retainer)	$2,000 / $15,000
Annual Equity Grant
RSUs	$128,000
Options	$65,000

(1)	Cash retainers are paid quarterly in arrears.

(2)

Each new non-employee director receives an equity award grant upon initially being appointed or elected to the Board, prorated for time served that year, and an annual equity award grant thereafter. Baxalta grants each non-employee director an annual equity award in the form of RSUs and stock options for a number of shares of Baxalta common stock on the grant date equal to the dollar value referenced above and based on the fair value of the awards at grant date. Both RSUs and stock options granted pursuant to the Baxalta Incorporated Non-Employee Director Compensation Plan generally vest in full on the date of the first annual shareholders’ meeting following the date of grant.

Non-employee directors may receive additional compensation for the performance of duties assigned by the Board of Directors or its committees that are considered beyond the scope of their ordinary responsibilities. In connection with the unsolicited proposal to acquire all of the outstanding common shares of Baxalta made by Shire in July 2015, and the work performed in connection therewith, the Board of Directors resolved to pay each director a meeting fee of $2,000 for each meeting of the Board attended where the primary purpose of the meeting was to discuss the unsolicited proposal from Shire. Dr. Gavin and Messrs. Forsyth and Stroucken recused themselves from discussions related to Shire because they were and continue to be members of Baxter’s board of directors. From time to time, the Board of Directors may also establish ad hoc committees to address particular matters, such as the Transaction Committee, which was established by the Board of Directors in December 2015 to serve as a committee of the Board of Directors to review and approve certain actions related to the unsolicited proposal from Shire. In 2015, the Transaction Committee consisted of Drs. Hockmeyer and Nader and Mr. Devitt. The Board of Directors resolved to pay each member of the Transaction Committee a meeting fee of $2,000 for each meeting of the Transaction Committee attended.

Any non-employee director may elect to defer payment of cash and/or equity into the Baxalta Incorporated Directors’ Deferred Compensation Plan (the directors’ deferred compensation plan). For directors, deferred balances under Baxalta Incorporated Directors’ Deferred Compensation Plan are generally paid upon termination from board service. In 2015, Drs. Gavin and Nader were the only directors who elected to defer payment of a portion of their cash compensation into the directors’ deferred compensation plan. Baxalta also reimburses directors for reasonable out-of-pocket travel expenses incurred in connection with attendance at Board and committee meetings and attendance at director education programs. In addition, non-employee directors are eligible to participate in Baxalta’s matching gifts program. The maximum matching gift total for a non-employee director participant in the program is $20,000 in any calendar year, which is greater than the maximum amount the program will match for employees.

The following table details the total compensation of Baxalta’s non-employee directors for 2015:

Name	Amounts Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)(3)	All Other Compensation(4)	Total
Blake E. Devitt(5)	$106,500	$121,412	$61,518	$12,087	$301,517
Karren Ferrante, M.D.(7)	$65,083	$96,084	$48,753	$267	$210,187
John D. Forsyth(6)	$60,000	$64,008	$32,499	$173	$156,680
Gail D. Fosler(5)	$92,500	$121,412	$61,518	$1,387	$276,817
James R. Gavin III, M.D., Ph.D.(6)	$60,000	$64,008	$32,499	$5,175	$161,682
Wayne T. Hockmeyer, Ph.D.(5)	$174,000	$121,412	$61,518	$1,387	$358,317
Francois Nader, M.D.(7)	$83,083	$96,084	$48,753	$5,267	$233,187
Albert P.L. Stroucken(6)	$62,500	$64,008	$32,499	$173	$159,180

(1)

The amounts reported in this column represent the aggregate grant date fair value of RSUs in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation (FASB ASC Topic 718). Baxalta determines the grant date fair value of RSUs by multiplying the number of RSUs granted by the closing market price of one share of Baxalta common stock (or one share of Baxter stock if granted prior to the separation) on the award grant date. As of December 31, 2015, each non-employee director had the following number of RSUs outstanding: Mr. Devitt (3,781 and 33.55 dividend shares accrued); Dr. Ferrante (3,140 and 6.85 dividend shares accrued); Mr. Forsyth (2,036 and 4.43 dividend shares accrued); Ms. Fosler (3,817 and 35.55 dividend shares accrued); Dr. Gavin (7,178 and 153.82 dividend shares accrued); Dr. Hockmeyer (3,781 and 35.55 dividend shares accrued); Dr. Nader (3,140 and 6.85 dividend shares accrued); and Mr. Stroucken (2,032 and 4.43 dividend shares accrued).

(2)

The amounts reported in this column represent the aggregate grant date fair value of the stock options in accordance with FASB ASC Topic 718. Refer to Note 15 of Item 8 of this Annual Report on Form 10-K for more information on how grant date fair values of stock options are calculated.

(3)

As of December 31, 2015, each non-employee director had the following number of options outstanding: Mr. Devitt (47,971); Dr. Ferrante (5,960); Mr. Forsyth (44,560); Ms. Fosler (37,971); Dr. Gavin (44,560); Dr. Hockmeyer (46,191); Dr. Nader (5,960); and Mr. Stroucken (44,560).

(4)

The amounts in this column include charitable matching contributions made pursuant to Baxalta’s matching gifts program in 2015 on behalf of certain directors as follows: Mr. Devitt ($10,700), Dr. Gavin ($5,000) and Dr. Nader ($5,000). Mr. Devitt’s donation is the only component of All Other Compensation that involved an amount equal to or greater than $10,000 for any director in 2015. All other amounts in this column represent dividend equivalent payments on RSUs held by the non-employee directors during 2015 (including any RSUs with deferred vesting pursuant to the directors’ deferred compensation plan).

(5)

At the time of the separation, Mr. Devitt, Ms. Fosler and Dr. Hockmeyer were members of Baxalta’s Board of Directors, but were not members of Baxter’s board of directors having resigned immediately prior to the separation. The amounts set forth above reflect an RSU award with respect to 3,575 shares of Baxalta common stock and a stock option award with respect to 12,588 shares of Baxalta common stock, both issued in replacement of the 2015 annual equity grants that each director received from Baxter that were converted into Baxalta equity in connection with the separation. Amounts set forth above also reflect an incremental grant of RSUs with respect to 206 shares of Baxalta common stock and stock options with respect to 293 shares of Baxalta common stock to reflect the difference between the Baxter annual grant amount and the Baxalta annual grant amount. For more information about these awards refer to the discussion in this Item 11 under the heading “Outstanding Equity Awards at 2015 Year-End — Adjustments to Equity Awards in connection with the Spin-off.”

(6)

At the time of the separation, Dr. Gavin and Messrs. Forsyth and Stroucken became members of Baxalta’s Board of Directors and retained their positions on Baxter’s board of directors. The amounts set forth above reflect a grant of 2,032 RSUs and 3,810 stock options from Baxalta equal to 50% of Baxalta’s annual grant amount as compensation for their service to Baxalta during the second half of 2015.

(7)

Drs. Ferrante and Nader joined the Board of Directors on July 27, 2015, and the amounts set forth above reflect pro-rated compensation for their Board service awarded to them on July 27, 2015. Drs. Ferrante and Nader each received a pro-rated RSU award with respect to 3,140 shares of Baxalta common stock with a value of $96,084 on the date of grant and also received a pro-rated stock option award with respect to 5,960 shares of Baxalta common stock with a value of $48,753 on the date of grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Agreement with respect to a Change in Control

On January 11, 2016, Shire plc (Shire), BearTracks, Inc. (Merger Sub), a wholly owned subsidiary of Shire, and Baxalta entered into an Agreement and Plan of Merger, pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into Baxalta, with Baxalta being the surviving corporation, and Baxalta will become a wholly owned subsidiary of Shire (the Merger). For more information on the proposed Merger refer to the discussion in Item 1 of this Annual Report on Form 10-K under the caption entitled “The Proposed Merger.”

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 29, 2016 (unless otherwise indicated below), with respect to (1) each person who is known by us who beneficially owns more than 5% of our common stock, (2) each non-employee director and named executive officer and (3) all of our non-employee directors and executive officers as a group. The address of each director and executive officer shown in the table below is c/o Baxalta Incorporated, 1200 Lakeside Drive, Bannockburn, IL 60015. We determined beneficial ownership under rules promulgated by the SEC, based on information obtained from questionnaires, company records and filings with the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days of February 29, 2016. All percentages are based on our shares outstanding as of February 29, 2016. Except as noted below, each holder has sole voting and investment power with respect to all shares listed as beneficially owned by that holder.

Name and Address of Beneficial Owner	Shares of Common Stock and Nature of Beneficial Ownership	Shares Under Exercisable Options(1)	Percent of Class
Beneficial Owners of more than five percent:
Baxter International Inc.(2)	94,329,679	—	13.8%
BlackRock, Inc.(3)	38,437,301	—	5.6%
Non-employee Directors:
Mr. Devitt	24,141	35,090	*
Dr. Ferrante	0	0	*
Mr. Forsyth	21,284	40,750	*
Ms. Fosler	30,916	25,090	*
Dr. Gavin	24,046	40,750	*
Dr. Hockmeyer	10,709	33,310	*
Dr. Nader	0	0	*
Mr. Stroucken(4)	16,347	40,750	*

Named Executive Officers:
Dr. Hantson	47,533	456,682	*
Mr. Hombach(5)	32,312	398,153	*
Mr. Edwards	0	0	*
Mr. Goff	9,580	113,079	*
Mr. Leonardi(6)	9,290	31,110	*
All directors and executive officers as a group (19 persons)	298,507	1,482,403	*

*	None of the holdings represents holdings of more than 1% of Baxalta’s outstanding common stock.

(1)	Amount of shares includes options that are exercisable as of February 29, 2016 and options which become exercisable within 60 days thereafter.

(2)

The address of Baxter is One Baxter Parkway, Deerfield, Illinois, 60015. For a description of certain voting arrangements relating to the shares of Baxalta’s common stock retained by Baxter, refer to the discussion in Item 13 of this Annual Report on Form 10-K under the caption entitled “Agreements with Baxter — Shareholder’s and Registration Rights Agreement.”

(3)

Based on information obtained from a Schedule 13G filed with the SEC on February 9, 2016 by BlackRock, Inc. (BlackRock) on behalf of itself and its wholly owned subsidiaries, BlackRock (Luxembourg) S.A., BlackRock (Netherlands) B.V., BlackRock (Singapore) Limited, BlackRock Advisors (UK) Limited, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management, Ireland Limited, BlackRock Asset Management North Asia Limited, BlackRock Asset Management Schweiz AG, BlackRock Capital Management, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Fund Managers Ltd, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management (Australia) Limited, BlackRock Investment

Management (UK) Ltd, BlackRock Investment Management, LLC, BlackRock Japan Co Ltd, BlackRock Life Limited and Xulu, Inc. BlackRock reported that as of December 31, 2015 it had sole voting power with respect to 33,595,330 shares of our common stock and sole dispositive power with respect to 38,437,301 shares of our common stock, and that the shares are beneficially owned by BlackRock and its wholly owned subsidiaries identified above. The address of BlackRock is 55 East 52nd Street, New York, NY 10055. The number of shares held by BlackRock and its related entities may have changed since the filing of the Schedule 13G.

(4)	Includes 696 shares not held directly by Mr. Stroucken but in a family trust of which he is a beneficial owner.

(5)	Includes 24,814 options which are owned by Mr. Hombach in a constructive trust and as to which he disclaims beneficial ownership.

(6)	Includes 1,094 shares beneficially owned by Mr. Leonardi as of February 29, 2016 in Baxalta’s tax-qualified section 401(k) plan, over which Mr. Leonardi has voting and investment power.

Equity Compensation Plan Information

The following table provides information relating to shares of common stock that may be issued under Baxalta’s existing equity compensation plans as of December 31, 2015.

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
Equity Compensation Plans Approved by Shareholders	41,802,676	(1)	$29.55	(2)	41,368,439	(3)
Equity Compensation Plans Not Approved by Shareholders	—		—		—
Total	41,802,676	(4)	$29.55	(2)	41,368,439

(1)

Excludes purchase rights under the Employee Stock Purchase Plan. Under the Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through payroll deductions of up to 15% of base pay at a purchase price equal to 85% of the closing market price on the purchase date (as defined by the Employee Stock Purchase Plan). A participating employee may not purchase more than $25,000 in fair market value of common stock under the Employee Stock Purchase Plan in any calendar year and may withdraw from the Employee Stock Purchase Plan at any time.

(2)	Restricted stock units and performance share units are excluded when determining the weighted-average exercise price of outstanding options.

(3)	Includes (i) 2,560,866 shares of common stock available for purchase under the Employee Stock Purchase Plan and (ii) 38,807,573 shares of common stock available under the 2015 Incentive Plan.

(4)

Includes outstanding awards of 37,709,440 stock options, which have a weighted-average exercise price of $29.55 and a weighted-average remaining term of 6.6 years, 3,480,192 shares of common stock issuable upon vesting of restricted stock units, and 613,044 shares of common stock reserved for issuance in connection with performance share unit grants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Agreements with Baxter

Following the separation, Baxalta and Baxter operate separately, each as an independent public company. Prior to the separation, Baxalta and Baxter entered into a separation and distribution agreement and several other agreements to effect the separation and provide a framework for Baxalta’s relationship with Baxter after the separation. These agreements govern the relationships between Baxter and Baxalta subsequent to the completion of the separation and provide for the separation between Baxter and Baxalta of the assets, employees, liabilities and obligations (including investments, property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at and after the separation. In addition to the separation and distribution agreement (which contains many of the key provisions related to Baxalta’s separation from Baxter and the distribution of certain of Baxalta’s shares of common stock to Baxter stockholders), these agreements include:

•	the transition services agreement;

•	the long term services agreement;

•	the tax matters agreement;

•	the manufacturing and supply agreement;

•	the employee matters agreement;

•	the trademark license agreement;

•	the Galaxy license agreement;

•	the international commercial operations agreement; and

•	the stockholder’s and registration rights agreement with respect to Baxter’s continuing ownership of Baxalta common stock.

The material agreements described below have been filed as exhibits to this Annual Report on Form 10-K, and the summaries below set forth the terms of the agreements that Baxalta believes are material. These summaries are qualified in their entireties by reference to the full text of the applicable agreements.

Baxter and Baxalta entered into other agreements prior to the separation that are not material to Baxalta’s business. These agreements include lease and sublease agreements, agreements related to sharing of resources and costs related to company planes, as well as certain distribution and other commercial agreements. In connection with the Merger, Baxalta also entered into a letter agreement with Baxter and Shire, which addresses certain aspects of the tax matters agreement and modifies certain aspects of the shareholder’s and registration rights agreement. For more information on the letter agreement, refer to the discussion in this Item 13 under the caption entitled “Letter Agreement.”

Revenues associated with the manufacturing and supply agreement with Baxter were $71 million during the six months ended December 31, 2015. The manufacture and supply agreement did not contribute a significant amount of gross margin or net income to the company’s results of operations during the six months ended December 31, 2015. Additionally, during the six months ended December 31, 2015, the company incurred selling, general and administrative expenses of approximately $65 million associated with the transition services agreement. Net costs charged to Baxter related to the long term services agreement were approximately $2 million for the six months ended December 31, 2015.

Under the terms of the international commercial operations agreement with Baxter, the company is responsible for the business activities conducted by Baxter on its behalf in certain countries, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in the company’s consolidated financial statements as of and for the six months ended December 31, 2015. Net sales related to these operations totaled approximately $414 million during the six months ended December 31, 2015. At December 31, 2015, the assets and liabilities consisted of inventories of $101 million, other current assets of $236 million and accrued liabilities of $46 million.

Additionally, the company had net amounts due to Baxter of $65 million as of December 31, 2015 related to intercompany balances which originated prior to the separation and ongoing transactions with Baxter associated with the separation-related agreements, including tax-related indemnifications of $126 million.

The Separation and Distribution Agreement

The separation and distribution agreement sets forth the agreements between Baxter and Baxalta regarding the principal transactions required to effect Baxalta’s separation from Baxter and other agreements governing Baxalta’s relationship with Baxter.

The separation and distribution agreement identified assets transferred, liabilities assumed and contracts assigned to each of Baxalta and Baxter as part of the separation, and it provided for when and how these transfers, assumptions and assignments were to have occurred or will occur. In particular, the separation and distribution agreement provides, among other things, for the following, subject to the terms and conditions contained therein:

•

certain assets related to the businesses and operations of Baxter’s biopharmaceuticals business and any other assets specified in the separation and distribution agreement, which are collectively referred to as the Baxalta Assets, were or will be transferred to Baxalta or one of Baxalta’s subsidiaries;

•

certain liabilities (including whether accrued, contingent or otherwise) arising out of or resulting from the Baxalta Assets, other liabilities related to the businesses and operations of Baxter’s biopharmaceuticals business and any other liabilities specified in the separation and distribution agreement, which are collectively referred to as the Baxalta Liabilities, were retained by or transferred to Baxalta or one of Baxalta’s subsidiaries;

•

all of the assets and liabilities (including whether accrued, contingent or otherwise) other than the Baxalta Assets and Baxalta Liabilities (such assets and liabilities are referred to as the Baxter Assets and Baxter Liabilities, respectively) were retained by or transferred to Baxter or one of its subsidiaries; and

•

Baxalta and Baxter were and are to continue to use commercially reasonable efforts to cause certain shared contracts to be assigned in part to Baxalta or Baxalta’s applicable subsidiaries, appropriately amended, or replaced or otherwise addressed in a manner that allows each of Baxalta and Baxter and their respective subsidiaries to retain the appropriate portion of the benefits and burdens of those contracts in light of the separation of the biopharmaceuticals business from Baxter’s other businesses.

Except as expressly set forth in the separation and distribution agreement or any ancillary agreement, neither Baxalta nor Baxter made any representation or warranty as to the assets, business or liabilities transferred or assumed as part of the separation, as to any approvals or notifications required in connection with the transfers, as to the value of or the freedom from any security interests of any of the assets transferred, as to the absence or presence of any defenses or right of setoff or freedom from counterclaim with respect to any claim or other asset of either Baxalta or Baxter, or as to the legal sufficiency of any assignment document or instrument delivered to convey title to any asset or thing of value to be transferred in connection with the separation. Except as set forth in the separation and distribution agreement or any ancillary agreement, all assets were transferred on an “as is,” “where is” basis and the respective transferees bears the economic and legal risks that any conveyance will prove to be insufficient to vest in the transferee good and marketable title, free and clear of all security interests, and that any necessary consents or governmental approvals are not obtained or that any requirements of laws, agreements, security interests, or judgments are not complied with. In general, each of Baxter and Baxalta assumed liability for all pending, threatened and unasserted legal matters related to its own business or its assumed or retained liabilities and have agreed to indemnify the other party for any liability to the extent arising out of or resulting from such assumed or retained legal matters. In addition, the separation and distribution agreement provides for cross-indemnities principally designed to place financial responsibility for the obligations and liabilities of the Baxalta business with Baxalta and financial responsibility for the obligations and liabilities of Baxter’s remaining business with Baxter. Specifically, each of Baxalta and Baxter have agreed to indemnify, defend and hold harmless the other party, its subsidiaries and their respective directors, officers, employees and agents against any liabilities resulting from, arising out of or resulting from, directly or indirectly:

•

the liabilities that each such party assumed or retained pursuant to the separation and distribution agreement (which, in the case of Baxalta, would include the Baxalta Liabilities and, in the case of Baxter, would include the Baxter Liabilities);

•	in the case of Baxalta, the conduct of any business by it or any of its subsidiaries following the separation;

•	in the case of Baxter, the conduct by it and its subsidiaries of their respective businesses, other than as conducted on behalf of Baxalta or any of its subsidiaries;

•	any breach by such party of the separation and distribution agreement or the other transaction agreements (subject to the limitations, if any, expressly set forth in such agreements);

•

in the case of Baxalta, any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in Baxalta’s registration statement on Form 10 initially filed under the Exchange Act on December 10, 2014, together with all amendments and supplements thereto or the information statement forming a part of such registration statement as the same may be amended or supplemented from time to time, except to the extent made explicitly in Baxter’s name or the omission of which makes any statement made explicitly in Baxter’s name misleading; and

•

in the case of Baxter, any untrue statement or alleged untrue statement of a material fact made explicitly in Baxter’s name in Baxalta’s registration statement on Form 10 initially filed under the Exchange Act on December 10, 2014, together with all amendments and supplements thereto or the information statement forming a part of such registration statement as the same may be amended or supplemented from time to time, or an omission or alleged omission to state a material fact necessary to make any such statement made explicitly in Baxter’s name not misleading.

The separation and distribution agreement also specifies procedures with respect to claims subject to indemnification and related matters.

Each of the parties agreed to cooperate with the other party and use commercially reasonable efforts to take or to cause to be taken all actions, and to do, or to cause to be done, all things necessary or advisable under applicable law or contractual obligations to consummate the transactions contemplated by, and effectuate the provisions and purposes of, the separation and distribution agreement and the other transaction agreements. The separation and distribution agreement provides that, in the event that the transfer or assignment of certain assets and liabilities to Baxalta or Baxter, as applicable, did not occur prior to the separation (including as a result of governmental or other required third-party consents not being received prior to such time), then until such assets or liabilities are able to be transferred or assigned, Baxalta or Baxter, as applicable, will hold such assets on behalf of and for the benefit of the other party and will pay, perform, and discharge such liabilities, for which the other party will reimburse Baxter or Baxalta, as applicable, for all payments made in connection with the performance and discharge of such liabilities.

The separation and distribution agreement also governs the rights and obligations of Baxter and Baxalta regarding the separation.

Under the separation and distribution agreement, following the separation, Baxalta and Baxter are obligated to provide each other access to information in certain circumstances. The separation and distribution agreement also imposes obligations with respect to retention of information and confidentiality.

The separation and distribution agreement provides for the allocation among the parties of rights and obligations under existing insurance policies with respect to occurrences prior to completion of the separation and sets forth procedures for the administration of insured claims. In addition, the separation and distribution agreement allocates between the parties the right to proceeds and the obligation to incur certain deductibles under certain insurance policies.

Transition Services Agreement

Baxalta and Baxter entered into a transition services agreement prior to the separation pursuant to which Baxalta and Baxter and their respective subsidiaries provide to each other, on an interim, transitional basis, various services. The services to be provided by Baxter include, among others, finance, information technology, human resources, quality, supply chain and certain other administrative services, and will generally be provided on a cost-plus basis. The services generally commenced on the distribution date and will generally terminate within 24 months (or 36 months in the case of certain information technology services) following the distribution date.

Baxalta anticipates that it will be in a position to complete the transition away from most of the transition services on or before the date that is 24 months following the distribution date, or 36 months in the case of certain information technology services. The recipient of services will generally have the right to terminate any or all services upon 180 days’ notice and will have the right to extend the initial duration of some or all of the services for up to six months.

Long Term Services Agreement

Baxter and Baxalta entered into a long term services agreement prior to the separation pursuant to which Baxter and Baxalta and their respective subsidiaries provide to each other certain services at facilities shared by the parties following the separation. These services include providing utilities and other critical services, the absence of which could disrupt the parties’ operations. The recipient of services generally has the right to terminate any or all services upon 180 days’ notice. The services are generally provided on a cost basis in light of the services generally allowing the parties to each benefit from the continued sharing of fixed costs for services used by each of them.

Tax Matters Agreement

Baxalta and Baxter entered into the tax matters agreement prior to the distribution which generally governs Baxalta’s and Baxter’s respective rights, responsibilities and obligations after the distribution with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date. In addition, the tax matters agreement addresses the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the distribution. In addition, under the tax matters agreement, Baxalta is required to indemnify Baxter against any tax liabilities resulting from Baxalta’s action or inaction that causes the Baxter Transactions or certain related transactions to be taxable. Baxalta is required to indemnify Baxter against any tax liabilities as a result of the acquisition of Baxalta’s stock or assets, even if Baxalta did not participate or otherwise facilitate the acquisition.

On January 11, 2016, Baxter, Shire and Baxalta entered into the letter agreement in connection with the Merger, which, among other things, supplements certain aspects of the tax matters agreement. Under the letter agreement, from and after the closing of the Merger, Baxalta agreed to indemnify, and Shire agreed to guarantee such indemnity to, Baxter and each of its affiliates and each of their respective officers, directors and employees against certain tax-related losses attributable to, or resulting from (in whole or in part) the Merger (as described in more detail in the letter agreement). For a description of the letter agreement, refer to the discussion in this Item 13 under the caption entitled “Letter Agreement.” For a description of Baxter’s waiver of certain rights contained in the tax matters agreement, refer to the discussion in Item 1A of this Annual Report on Form 10-K under the caption entitled “Risks Related to the Separation and Distribution—Baxalta may not be able to engage in certain corporate transactions after the separation.”

Baxalta’s and Shire’s indemnification obligations to Baxter and its subsidiaries, officers, and directors under the tax matters agreement and letter agreement are not limited in amount or subject to any cap. If Baxalta and Shire are required to indemnify Baxter and its subsidiaries and their respective officers and directors under the circumstances set forth in the tax matters agreement (as supplemented by the letter agreement), it could have a material adverse effect on Baxalta and Shire.

For a description of the potential effect of the Merger on the tax status of the Baxter Transactions, refer to the discussion in Item 1A of this Annual Report on Form 10-K under the caption entitled “Risks Related to the Proposed Merger with Shire—The Merger could result in significant liability to Baxalta and Shire if it causes the Baxter Transactions to be taxable.”

Manufacturing and Supply Agreement

Baxalta entered into a manufacturing and supply agreement with Baxter prior to the separation pursuant to which Baxalta or Baxter, as the case may be, will manufacture, label, and package products for the other party.

The terms of the manufacturing and supply agreement range in initial duration from five to ten years, with the five-year arrangements generally having a single one-year extension right and the ten-year arrangements having four five-year extension rights. The manufacturing and supply obligations will generally be performed on a cost-plus basis.

The terms of the manufacturing and supply agreement are subject to early termination at the option of the purchaser upon not less than one-year’s notice, and are also subject to termination in the event of ongoing breach not cured within 60 days or a bankruptcy-related event of the other party.

The manufacturing and supply agreement provides Baxalta the right during the ten-year initial term for manufacturing of Baxalta’s Flexbumin products (plus any extension period thereafter when Baxter continues to have such production capabilities) to purchase equipment that includes Baxter proprietary technology used to manufacture Baxalta’s Flexbumin product line. Any such equipment purchased by Baxalta will be at Baxter’s fully loaded costs thereof, plus the same mark-up applied to other production under the manufacturing and supply agreement. Baxalta’s rights to such technology are limited by the terms of the Galaxy license agreement described in this Item 13, including with respect to the use of such technology and the physical location and ownership of any such equipment.

Employee Matters Agreement

Baxalta also entered into an employee matters agreement with Baxter. The employee matters agreement allocates assets, liabilities and responsibilities relating to employee compensation and benefit plans and programs and other related matters in connection with the separation, including the treatment of outstanding incentive awards and certain retirement and welfare benefit obligations, both in and outside of the United States.

The employee matters agreement provides that, unless otherwise specified, Baxalta will be responsible for liabilities associated with employees who transferred to Baxalta, whether incurred prior to or after the separation, and Baxter will be responsible for liabilities associated with other employees, including employees retained by Baxter and, except in only a limited number of locations, any former employee.

Baxalta employees generally became eligible to participate in Baxalta benefit plans as of the distribution date. In general, Baxalta benefit plans contain terms substantially similar to those of the corresponding Baxter plans.

In general, Baxalta will credit each employee with his or her service with Baxter prior to the separation for all purposes under the Baxalta benefit plans, so long as such crediting does not result in a duplication of benefits.

In accordance with the employee matters agreement, Baxalta has established a deferred compensation plan (the Baxalta DCP), with terms comparable in the aggregate to those of the Baxter International Inc. and Subsidiaries Deferred Compensation Plan as of the distribution date, except that the investment options are different under the Baxalta DCP. Additionally, Baxalta assumed, and has caused the Baxalta DCP to assume, all liabilities for obligations under the Baxter International Inc. and Subsidiaries Deferred Compensation Plan for the benefits of each transferred employee. Also, Baxter and Baxalta have caused the accounts of each transferred employee participating in the Baxter International Inc. and Subsidiaries Deferred Compensation Plan to be transferred to the Baxalta DCP. Baxalta has credited each transferred employee’s account with the amount deferred by such person into the Baxter International Inc. and Subsidiaries Deferred Compensation Plan as of the employment transfer date (plus employer contributions) and will recognize and honor all deferral and distribution elections made by such individual.

Baxalta has established a U.S. pension plan with terms substantially similar to the corresponding plan at Baxter and non-U.S. pension and retirement plans (whether defined contribution or defined benefit pension plans) with terms reasonably comparable to the corresponding non-U.S. plans at Baxter; provided that in a limited number of countries the parties will continue to share plans for a transitional period. The assets and liabilities under the corresponding Baxter plans with respect to transferred employees have been or will be transferred to the corresponding Baxalta plan. Transferred employees are eligible to participate in such Baxalta plans to the extent they were eligible to participate in the corresponding Baxter plans as of the applicable pension separation date or employment transfer date, and they will receive credit for Baxter service to the extent credited under the corresponding Baxter Plan and recognition for compensation paid by Baxter that was recognized under the corresponding Baxter plan as though it were compensation paid by Baxalta.

Welfare Plans

Baxalta has established health and welfare plans with terms comparable in the aggregate to the corresponding Baxter health and welfare plans. Baxalta will use commercially reasonable efforts to cause such plans to waive for purposes of initial enrollment all limitations as to preexisting conditions, service conditions or waiting periods that were not in effect under the corresponding Baxter health and welfare plans as of the employment transfer date, and to take into account eligible expenses incurred by a transferred employee in the portion of the year prior to the transfer date for purposes of satisfying deductible and other out-of-pocket requirements, as well as prior claim experience with the corresponding Baxter health and welfare plans with respect to maximum benefits available.

In accordance with the employee matters agreement, Baxter retains liability for claims incurred under the Baxter health and welfare plans, except that Baxalta is responsible for claims incurred by employees who have transferred to Baxalta. Baxalta shall generally be responsible for disability benefits with respect to transferred employees, subject to exceptions specified in the employee matters agreement. Following the distribution date, Baxalta employees will generally participate in Baxalta’s health and welfare plans. Baxter retains liability for retiree medical and life insurance benefits for employees continuing with Baxter and for former employees.

Equity Compensation Awards

The employee matters agreement provides that the outstanding Baxter equity awards held by Baxter and Baxalta employees are to be treated as described in Item 11 of this Annual Report on Form 10-K under the caption entitled “Executive Compensation Discussion and Analysis — Elements of Compensation — Equity-Based Incentive Awards.” If local regulations outside the United States or the terms of any employment agreement do not permit use of any adjustment method described therein or would cause an adverse effect for equity award holders, a compliant alternative adjustment method is to be used.

Trademark License Agreement

Baxalta and Baxter entered into a transitional trademark license agreement pursuant to which each has granted the other a non-exclusive, royalty-free and worldwide license to use certain of each other’s trademarks following the separation, with the license granted to Baxter limited to use by Baxter in its performance of its obligations under the separation transaction agreements. The license to Baxalta allows it to continue using certain of Baxter’s trademarks (including the Baxter name) in order to provide sufficient time for Baxalta to rebrand or phase out its use of the licensed marks. Baxalta will use commercially reasonable efforts to take all such actions necessary to allow it to conduct its business without using Baxter’s trademarks and will generally discontinue such use as soon as reasonably practicable. In addition to the general requirement that Baxalta discontinue use as soon as reasonably practicable, Baxalta is required to cease all use of the licensed marks within a specified period of time after the distribution date. If Baxalta is unable to discontinue use of the licensed marks within these time frames, it may request Baxter’s consent for an extension with such consent not to be unreasonably withheld. Baxter may immediately terminate its license to Baxalta if Baxalta breaches any of its obligations under the agreement and fails to cure such breach within a reasonable period of time.

Galaxy License Agreement

Baxalta entered into an intellectual property license agreement with Baxter pursuant to which Baxalta received a perpetual, non-transferrable, non-sublicenseable, royalty-free, fully paid, worldwide license to certain intellectual property known as the Galaxy technology in order to allow Baxalta to continue using such technology in its plasma-derived products. This license primarily provides Baxalta with the right to Galaxy trademarks, as well as know-how and trade secrets necessary to operate and maintain (but not to manufacture) equipment using the Galaxy technology. The license is exclusive to Baxalta with respect to the production and packaging of products that are primarily and directly derived from the fractionation of plasma, and Baxalta’s rights only apply to the production and packaging of any of Baxalta’s products that are primarily and directly derived from the fractionation of plasma.

The license rights granted to Baxalta only apply with respect to specified equipment purchased or otherwise transferred from Baxter, and only with respect to the use of such equipment at a list of Baxalta-owned locations agreed upon in advance by Baxter and Baxalta.

The license is subject to termination in the event of ongoing breach not cured within 45 days, a bankruptcy-related event of the other party or in connection with any assignment in violation of the agreement. Following any termination or at any time when Baxter has the right to terminate the license agreement, Baxter will have the right to purchase any of the specified equipment to which the license rights apply or applied at a price equal to the then-current net book value of such equipment.

International Commercial Operations Agreement

The local separation of Baxalta’s business in certain countries outside the United States did not occur prior to the distribution date due to regulatory requirements, the need to obtain consents from local governmental authorities, and other business reasons. The international commercial operations agreement provides for the conduct of the Baxalta business by Baxter in such countries until the local separation is completed, and provides that Baxalta will be subject to all the risks and burdens of, and will be entitled to all the rewards generated by, the Baxalta business during such period. The international commercial operations agreement also governs the process for the local separation of Baxalta’s business following the distribution date.

Shareholder’s and Registration Rights Agreement

Baxter and Baxalta entered into a shareholder’s and registration rights agreement pursuant to which Baxalta agreed that, upon the request of Baxter or certain subsequent transferees as further defined therein, Baxalta will use its reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of Baxalta’s common stock retained by Baxter. In addition, Baxter agreed to vote any shares of Baxalta’s common stock that it retains immediately after the distribution in proportion to the votes cast by Baxalta’s other stockholders. In connection with such agreement, Baxter grants Baxalta a proxy to vote its shares of Baxalta’s retained common stock in such proportion. Such proxy, however, will be automatically revoked as to a particular share upon any sale or transfer of such share from Baxter to a person other than Baxter, and neither the shareholder’s and registration rights agreement nor proxy limits or prohibits any such sale or transfer. The letter agreement among Baxalta, Baxter and Shire entered into in connection with the proposed Merger modifies certain aspects of the shareholder’s and registration rights agreement.

Letter Agreement

On January 11, 2016, Baxter, Shire and Baxalta entered into a letter agreement (the letter agreement) in connection with the Merger, which, among other things, addresses certain aspects of the tax matters agreement and modifies certain aspects of the shareholder’s and registration rights agreement.

Under the letter agreement, Baxter agreed under certain circumstances to express its support for the Merger and waived its appraisal rights under Delaware law in connection with the Merger. Under the letter agreement, Baxter represented to Shire and Baxalta that it had received an opinion from its tax advisor and, in connection with the execution of the merger agreement, Shire received an opinion from its tax advisor, Cravath, Swaine & Moore LLP (Cravath). In addition, under the letter agreement, immediately prior to the closing of the Merger, Baxter, Shire and Baxalta agreed to deliver certain representation letters to each of Cravath and Baxter’s tax advisor. The letter agreement provides that Baxter will use its reasonable best efforts to cause its tax advisor to deliver a tax opinion immediately prior to the closing of the Merger as required by the letter agreement, and Shire will use its reasonable best efforts to cause Cravath to deliver immediately prior to the closing of the Merger a tax opinion required by the letter agreement.

Under the letter agreement, from and after the closing of the Merger, Baxalta agreed to indemnify, and Shire agreed to guarantee such indemnity to, Baxter and each of its affiliates and each of their respective officers, directors and employees against certain tax-related losses resulting from the Merger (other than losses resulting from any disposition of Baxalta common stock by Baxter (i) that are not attributable to the Merger and (ii) other than in the initial distribution on July 1, 2015 and certain debt-for-equity exchanges, exchange offers, contribution of Baxalta shares to Baxter’s U.S. pension fund or a dividend distribution to Baxter’s stockholders (in each case as contemplated by the letter agreement)).

Under the letter agreement, Shire agreed to cooperate with Baxalta and Baxter to enable Baxalta to comply with its obligations under the shareholder’s and registration rights agreement and to use its reasonable best efforts to facilitate Baxter’s disposition of Baxalta common stock in certain SEC registered offerings. Each of Shire and Baxalta agreed in the letter agreement not to hold their respective stockholder meetings to approve, and not to consummate, the Merger before the earliest of (a) the date that Baxter has completed marketing periods for two debt-for- equity exchanges and one equity exchange offer with respect to its Baxalta common stock, (b) the date on which Baxter has disposed of all its Baxalta common stock, and (c) June 17, 2016 (subject to tolling or extension (generally to no later than June 25, 2016) under certain circumstances).

The letter agreement may be terminated (a) by mutual written consent of Shire, Baxalta and Baxter, (b) by Shire or Baxalta upon termination of the merger agreement or (c) upon the closing of the Merger, in each case, subject to the terms of the letter agreement.

Procedures for Approval of Related Person Transactions

Pursuant to Corporate Governance Guidelines adopted by Baxalta, the Baxalta Board of Directors or a committee thereof is charged with reviewing related person transactions regardless of whether the transactions are reportable pursuant to applicable rules of the SEC. For purposes of this policy, a “related person transaction” includes any transaction in which the company was or is to be a participant and in which any related person has a direct or indirect material interest other than transactions that involve less than $50,000 when aggregated with all similar transactions. For any related person transaction to be consummated or to continue, the Board of Directors or the applicable committee thereof must approve or ratify the transaction. The Board of Directors or committee thereof is to approve or ratify a transaction if the Board of Directors or such committee first determines that such transaction is in Baxalta’s best interest. Related person transactions will be reviewed as they arise and are reported to the Board of Directors or applicable committee. The Board of Directors or applicable committee also reviews materials prepared by the Corporate Secretary to determine whether any related person transactions have occurred that have not been reported. Baxalta has adopted a policy requiring it to disclose all related person transactions in the company’s applicable filings to the extent required by the applicable rules and regulations of the SEC.

Other than the letter agreement, all of the transactions with Baxter during 2015 were pursuant to agreements entered into while Baxalta was a wholly owned subsidiary of Baxter and were not approved or ratified pursuant to the policy described above.

Director Independence

Baxalta’s Board of Directors adopted Corporate Governance Guidelines that require that the Baxalta Board of Directors be composed of a majority of directors who meet the criteria for “independence” established by the rules of the NYSE. To be considered independent, the Board of Directors must affirmatively determine that a director does not have any direct or indirect material relationship with Baxalta (either directly or as a partner, shareholder or officer of an organization that has a relationship with Baxalta), and solely with regard to Compensation Committee members, consider all relevant factors that could impair the ability of such Compensation Committee members to make independent judgments about executive compensation. In making its independence determinations, the Board of Directors considers transactions, relationships and arrangements between Baxalta and entities with which directors are associated as executive officers, directors and trustees. When these transactions, relationships and arrangements exist, they are in the ordinary course of business and are of a type customary for a global company such as Baxalta.

The Board has determined that each of Drs. Hockmeyer, Ferrante, Gavin and Nader and Messrs. Devitt, Forsyth and Stroucken and Ms. Fosler is independent under the listing standards of the NYSE and Baxalta’s Corporate Governance Guidelines.

Item 14.	Principal Accountant Fees and Services.

Independent Auditors’ Fees

Aggregate fees for professional services rendered by Baxalta’s independent auditors, PricewaterhouseCoopers LLP, for 2015 are set forth in the table below. No independent auditors provided any services directly to Baxalta during the fiscal year ended December 31, 2014, as Baxalta was part of Baxter International Inc’s consolidated group.

years ended December 31 (in thousands)	2015	2014
Audit fees(1)	$6,350	N/A
Audit related fees(2)	13	N/A
Tax fees(3)	260	N/A
All other fees(4)	35	N/A
Total	$6,658	N/A

(1)

“Audit fees” include (a) the audit of Baxalta’s consolidated and combined financial statements, including statutory audits of the financial statements of the company’s affiliates and (b) the reviews of Baxalta’s unaudited condensed consolidated and combined interim financial statements (quarterly financial statements). In 2015, audit fees include work related to the separation from Baxter International Inc.

(2)	“Audit related fees” include regulatory compliance services that are reasonably related to the performance of the audit or review of the financial statements.

(3)	“Tax fees” include professional services in connection with tax compliance and advice.

(4)	“All other fees” include all other fees for services performed by PricewaterhouseCoopers LLP, including advisory projects.

Pre-approval of Audit and Permissible Non-Audit Services

The Audit Committee must pre-approve the engagement of the independent registered public accounting firm to audit the company’s consolidated financial statements. Prior to the engagement, the Audit Committee reviews and approves a list of services expected to be rendered during that year by the independent registered public accounting firm. Reports on projects and services are presented to the Audit Committee on a regular basis.

The Audit Committee has established a pre-approval policy for engaging the independent registered public accounting firm for other audit and permissible non-audit services. Under this policy, the Audit Committee has identified specific audit, audit-related, tax, and other services that may be performed by the independent registered public accounting firm. The engagement for these services specified in the policy requires the further, separate pre-approval of the chair of the Audit Committee or the entire Audit Committee if specific dollar thresholds set forth in the policy are exceeded. Any project approved by the chair under the policy must be reported to the Audit Committee at the next meeting. Services not specified in the policy as well as the provision of internal control-related services by the independent registered public accounting firm, require separate pre-approval by the Audit Committee. Prior to the separation, the pre-approval of permitted services was performed by the Audit Committee of Baxter’s board of directors. Since the separation, all services provided by PricewaterhouseCoopers LLP were pre-approved by our Audit Committee, in accordance with Baxalta’s pre-approval policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

		Page Number

(1)	Financial Statements:
	Consolidated and Combined Balance Sheets	75
	Consolidated and Combined Statements of Income	76
	Consolidated and Combined Statements of Comprehensive Income	77
	Consolidated and Combined Statements of Cash Flows	78
	Consolidated and Combined Statements of Changes in Equity	79
	Notes to Consolidated and Combined Financial Statements	80
	Report of Independent Registered Public Accounting Firm	127
(2)	Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index, which is incorporated herein by reference. Exhibits in the Exhibit Index marked with a “C” in the left margin constitute management contracts or compensatory plans or arrangements contemplated by Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baxalta Incorporated.

By:	/s/ Ludwig N. Hantson, Ph.D.
	Name:	Ludwig N. Hantson, Ph.D.
	Title:	President and Chief Executive Officer

DATE: March 3, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2016.

Signature	Title

/s/ Ludwig N. Hantson, Ph.D. Ludwig N. Hantson, Ph.D.	President, Chief Executive Officer and Director (principal executive officer)

/s/ Robert J. Hombach Robert J. Hombach	Executive Vice President, Chief Financial Officer and Chief Operations Officer (principal financial officer)

/s/ John A. McCoy John A. McCoy	Senior Vice President and Controller (principal accounting officer)

/s/ Wayne T. Hockmeyer, Ph.D. Wayne T. Hockmeyer, Ph.D.	Chairman of the Board

/s/ Blake E. Devitt Blake E. Devitt	Director

/s/ Karen J. Ferrante, M.D. Karen J. Ferrante, M.D.	Director

/s/ John D. Forsyth John D. Forsyth	Director

/s/ Gail D. Fosler Gail D. Fosler	Director

/s/ James R. Gavin III, M.D., Ph.D. James R. Gavin III, M.D., Ph.D.	Director

/s/ François Nader, M.D. François Nader, M.D.	Director

/s/ Albert P.L. Stroucken Albert P.L. Stroucken	Director

EXHIBIT INDEX

Exhibit Number	Description

2.1	Separation and Distribution Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 2.1 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).†

2.2	Agreement and Plan of Merger, dated as of January 11, 2016, among Shire plc, BearTracks, Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 2.1 to Baxalta Incorporated’s Current Report on Form 8-K, filed January 11, 2016, File No. 1-36782).

3.1	Amended and Restated Certificate of Incorporation of Baxalta Incorporated (incorporated by reference to Exhibit 3.1 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

3.2	Amended and Restated Bylaws of Baxalta Incorporated (incorporated by reference to Exhibit 3.2 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Baxalta Incorporated (incorporated by reference to Exhibit 3.1 to Baxalta Incorporated’s Registration Statement on Form 8-A filed on June 30, 2015, File No. 1-36782).

4.1	Indenture between Baxalta Incorporated and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of June 23, 2015 (incorporated by reference to Exhibit 4.1 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 23, 2015, File No. 1-36782).

4.2	First Supplemental Indenture, to the Indenture dated as of June 23, 2015, between Baxalta Incorporated and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of June 23, 2015 (incorporated by reference to Exhibit 4.2 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 23, 2015, File No. 1-36782).

4.3	Registration Rights Agreement, dated as of June 23, 2015, by and among Baxalta Incorporated, Baxter International Inc. and Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC and UBS Securities LLC as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 23, 2015, File No. 1-36782).

4.4	Rights Agreement, dated as of June 30, 2015, by and between Baxalta Incorporated and Computershare Trust Company, N.A. and Computershare Inc. collectively as Rights Agent (incorporated by reference to Exhibit 4.1 to Baxalta Incorporated’s Registration Statement on Form 8-A filed on June 30, 2015, File No. 1-36782).

4.5	Shareholder’s and Registration Rights Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 4.2 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

4.6	Amendment to Rights Agreement, dated as of January 11, 2016, among Baxalta Incorporated, Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Baxalta Incorporated’s Current Report on Form 8-K, filed January 11, 2016, File No. 1-36782).

10.1	Transition Services Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.1 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

10.2	Tax Matters Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.2 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

Exhibit Number	Description

10.3	Manufacturing and Supply Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.3 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

10.4	Employee Matters Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.4 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

10.5	Trademark License Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.5 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

10.6	International Commercial Operations Agreement, dated as of June 30, 2015, by and among Baxalta World Trade LLC, Baxalta GmbH, Baxalta Holding B.V., Baxter World Trade Corporation, Baxter Healthcare SA and Baxter Holding B.V. (incorporated by reference to Exhibit 10.6 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

10.7	Long Term Services Agreement, dated as of June 30, 2015, by and between Baxter International Inc. and Baxalta Incorporated (incorporated by reference to Exhibit 10.7 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

10.8	Galaxy License Agreement, dated as of June 30, 2015, by and among Baxter International Inc., Baxter Healthcare SA and Baxalta Incorporated (incorporated by reference to Exhibit 10.8 to the Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

10.9	Five-Year Credit Agreement, dated as of July 1, 2015, among Baxalta Incorporated as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions named therein (incorporated by reference to Exhibit 10.9 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

10.10	Amendment No. 1 to Five-Year Credit Agreement, dated as of November 12, 2015, among Baxalta Incorporated as Borrower, JPMorgan Chase Bank, National Association, as Administrative Agent and certain other financial institutions therin (incorporated by reference to Exhibit 10.1 to Baxalta Incorporated’s Quarterly Report on Form 10-Q filed on November 12, 2015, File No. 1-36782)

C 10.11	2015 Baxalta Incorporated Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.10 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

C 10.12	Baxalta Incorporated Directors’ Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

C 10.13	Baxalta Incorporated 2015 Incentive Plan (incorporated by reference to Exhibit 4.1 to Baxalta Incorporated’s Registration Statement on Form S-8, File No. 333-205329 filed on June 29, 2015, File No. 1-36782).

C 10.14	Baxalta Incorporated Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to Baxalta Incorporated’s Registration Statement on Form S-8, File No. 333-205332 filed on June 29, 2015).

C 10.15	Amendment to the Baxalta Incorporated Employee Stock Purchase Plan*

C 10.16	Baxalta Incorporated and Subsidiaries Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to Baxalta Incorporated’s Registration Statement on Form S-8, File No. 333-205330 filed on June 29, 2015).

Exhibit Number	Description

C 10.17	Baxalta Incorporated and Subsidiaries Supplemental Pension Plan (incorporated by reference to Exhibit 10.15 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

C 10.18	Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to Baxalta Incorporated’s Amendment No. 2 to the Registration Statement on Form 10 of Baxalta Incorporated, filed on April 10, 2015).

C 10.19	Form of Severance Agreement entered into with executive officers (incorporated by reference to Exhibit 10.16 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

C 10.20	Form of Severance Agreements Amendment between Baxalta Incorporated and certain of Baxalta Incorporated’s executive officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K of Baxalta Incorporated, filed January 11, 2016).

C 10.21	Amendment to Form of Severance Agreement entered into with executive officers, effective as of November 11, 2015 (incorporated by reference to Exhibit 10.2 to Baxalta Incorporated’s Quarterly Report on Form 10-Q filed on November 12, 2015, File No. 1-36782).

C 10.22	Baxalta Incorporated Equity Plan (incorporated by reference to Exhibit 10.17 to Baxalta Incorporated’s Current Report on Form 8-K filed on July 2, 2015, File No. 1-36782).

C 10.23	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form 10 of Baxalta Incorporated, filed on April 10, 2015).

10.24	Office Lease Agreement between Hub Mid-West LLC and Baxter Healthcare Corporation, dated February 20, 2015 (Incorporated by reference to Exhibit 10.11 to Amendment No.4 to the Registration Statement on Form 10 of Baxalta Incorporated filed on May 29, 2015).

10.25	Letter Agreement, dated as of January 11, 2016, among Baxter International Inc., Shire plc and Baxalta Incorporated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Baxalta Incorporated, filed January 11, 2016).

21	Subsidiaries of Baxalta Incorporated*

23	Consent of PricewaterhouseCoopers LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

†	Baxalta Incorporated hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to such agreement to the U.S. Securities and Exchange Commission upon request.

*	Filed herewith.

C	Management contract or compensatory plan or arrangement.