Form 10-Q
period 2016-03-31
Baxalta Inc
filed 2016-05-09
CIK 1620546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of April 30, 2016 was 683,539,950 shares.

BAXALTA INCORPORATED

FORM 10-Q

For the quarterly period ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BAXALTA INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

(UNAUDITED)

(in millions, except share data)	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and equivalents	$ 911	$ 1,001
Accounts and other current receivables, net	1,127	914
Inventories	2,237	2,173
Prepaid expenses and other current assets	601	620
Total current assets	4,876	4,708
Property, plant and equipment, net	5,208	5,034
Goodwill	883	829
Other intangible assets, net	1,320	1,295
Other long-term assets	537	463
Total assets	$12,824	$12,329

Liabilities and Equity
Current Liabilities:
Current maturities of capital lease obligations	$ 5	$ 3
Short-term debt	302	—
Accounts payable	427	706
Accrued liabilities	1,244	1,202
Total current liabilities	1,978	1,911
Long-term debt and capital lease obligations	5,317	5,265
Other long-term liabilities	1,309	1,229
Commitments and contingencies
Equity:
Common stock, $0.01 par value (shares authorized of 2,500,000,000 at March 31, 2016 and December 31, 2015, shares issued and outstanding of 682,775,012 at March 31, 2016 and 679,287,500 at December 31, 2015)	7	7
Additional paid-in capital	4,167	4,103
Retained earnings	404	309
Accumulated other comprehensive loss	(358)	(495)
Total equity	4,220	3,924
Total liabilities and equity	$12,824	$12,329

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BAXALTA INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

(UNAUDITED)

	Three months ended March 31,
(in millions, except per share amounts)	2016	2015
Net sales	$ 1,548	$ 1,361
Cost of sales	710	571
Gross margin	838	790
Selling, general and administrative expenses	384	283
Research and development expenses	280	156
Net interest expense	23	—
Other (income) expense, net	(21)	12
Income from continuing operations before income taxes	172	339
Income tax expense	27	77
Net income from continuing operations	145	262
Income from discontinued operations, net of tax	—	10
Net income	$ 145	$ 272

Income from continuing operations per common share
Basic	$ 0.21	$ 0.39
Diluted	$ 0.21	$ 0.38

Income from discontinued operations per common share
Basic	$ —	$ 0.02
Diluted	$ —	$ 0.02

Net income per common share
Basic	$ 0.21	$ 0.41
Diluted	$ 0.21	$ 0.40

Weighted-average number of common shares outstanding
Basic	681	676
Diluted	690	681

Cash dividends declared per common share	$ 0.07	$ —

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BAXALTA INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended March 31,
(in millions)	2016	2015
Net income	$ 145	$ 272
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax (expense) benefit of ($6) and $3 for the three months ended March 31, 2016 and 2015, respectively	169	(353)
Pension and other employee benefits, net of tax benefit (expense) of $5 and ($3) for the three months ended March 31, 2016 and 2015, respectively	7	8
Available-for-sale securities, net of tax benefit (expense) of $8 and ($4) for the three months ended March 31, 2016 and 2015, respectively	(27)	5
Hedging activities, net of tax benefit of $6 and $20 for the three months ended March 31, 2016 and 2015, respectively	(12)	(35)
Total other comprehensive income (loss), net of tax	137	(375)
Comprehensive income (loss)	$ 282	$ (103)

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BAXALTA INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended, March 31,
(in millions)	2016	2015
Cash flows from operations
Net income	$145	$272
Adjustments
Depreciation and amortization	76	58
Share-based compensation expense	21	10
Excess tax benefits from share-based compensation	(5)	(2)
Net periodic pension benefit and OPEB cost	17	15
Business optimization charges (benefits)	66	(10)
Other	(37)	(1)
Changes in balance sheet items
Accounts and other current receivables, net	(69)	(27)
Inventories	(24)	(91)
Accounts payable	(75)	(37)
Due to/from Baxter International Inc.	49	—
Accrued liabilities	(20)	(295)
Business optimization payments	(8)	(4)
Other	(8)	(30)
Net cash provided from (used for) operations	128	(142)
Cash flows from investing activities
Capital expenditures	(235)	(301)
Acquisitions, net of cash acquired	(280)	(228)
Other investing activities	(33)	(18)
Net cash used for investing activities	(548)	(547)
Cash flows from financing activities
Cash dividends on common stock	(48)	—
Net transactions with Baxter International Inc.	11	689
Increase in debt with maturities of three months or less, net	300	—
Proceeds and excess tax benefits related to share-based compensation	74	—
Other financing activities	(9)	—
Net cash provided from financing activities	328	689
Effect of foreign exchange rate changes on cash and equivalents	2	—
Change in cash and equivalents	(90)	—
Cash and equivalents at beginning of period	1,001	—
Cash and equivalents at end of period	$911	$—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

BAXALTA INCORPORATED

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock
(in millions, except share data)	Shares	Amount	Additional Paid-In Capital	Net Parent Company Investment	Retained Earnings	AOCI	Total Equity
Balance as of December 31, 2014	—	$ —	$ —	$ 6,180	$ —	$(433)	$ 5,747
Net income	—	—	—	272	—	—	272
Net transfers to Baxter International Inc.	—	—	—	720	—	—	720
Other comprehensive loss, net of tax	—	—	—	—	—	(375)	(375)
Balance as of March 31, 2015	—	$ —	$ —	$ 7,172	$ —	$(808)	$ 6,364

Balance as of December 31, 2015	679,287,500	$ 7	4,103	$ —	$ 309	$(495)	$ 3,924
Net income	—	—	—	—	145	—	145
Separation-related adjustments	—	—	(16)	—	—	—	(16)
Share-based compensation expense	—	—	22	—	—	—	22
Shares issued under employee benefit plans and other	3,487,512	—	58	—	(2)	—	56
Other comprehensive income, net of tax	—	—	—	—	—	137	137
Dividends declared ($0.07 per share)	—	—	—	—	(48)	—	(48)
Balance as of March 31, 2016	682,775,012	$ 7	$4,167	$ —	$ 404	$(358)	$ 4,220

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

In January 2016 and March 2016, Baxter exchanged portions of its retained stake in Baxalta common stock for indebtedness of Baxter held by third parties. The shares of Baxalta common stock exchanged were then sold by such third parties in secondary public offerings pursuant to registration statements filed by Baxalta. Following these transactions, Baxter held approximately 4.5% of Baxalta’s total shares outstanding.

In April 2016, Baxter commenced an offer to exchange up to 13.4 million shares of Baxalta common stock that are currently owned by Baxter, which represents approximately 2.0% of the outstanding common stock of Baxalta, for shares of Baxter common stock that are validly tendered and not validly withdrawn in the exchange offer. Prior to or following the completion of that exchange offer, Baxter has informed Baxalta that Baxter intends to make a contribution to Baxter’s U.S. pension fund or distribute as a special dividend to all Baxter stockholders, on a pro rata basis, some or all of its remaining shares of Baxalta common stock. Following the completion of these transactions, if Baxter disposes of all of the remaining shares of Baxalta common stock held by it, Baxalta will be wholly independent from Baxter, except that certain agreements between Baxter and Baxalta will remain in place.

Merger Agreement with Shire plc

In January 2016, the company announced that it had reached an agreement (merger agreement) with Shire plc (Shire) under which Shire would acquire Baxalta, forming a global leader in rare diseases. Under the terms of the agreement, Baxalta shareholders will receive $18.00 in cash and 0.1482 Shire American Depository Shares (ADS) per each Baxalta share. The transaction has been approved by the boards of directors of both Shire and Baxalta. Closing of the transaction is subject to approval by Baxalta and Shire shareholders, certain regulatory approvals, receipt of certain tax opinions and other customary closing conditions. The Baxalta and Shire shareholder votes are scheduled for May 27, 2016. The transaction is expected to close in early June 2016.

The merger agreement provides for certain termination rights for both Shire and Baxalta. Upon termination of the merger agreement under certain specified circumstances, Baxalta may be required to disburse to Shire a termination fee of $369 million and Shire may be required to pay the company a termination fee of $369 million. In addition, if the merger agreement is terminated under certain specified circumstances following the receipt of an acquisition proposal by Baxalta, Baxalta may be required to reimburse Shire for transaction expenses up to $110 million (which expenses would be credited against any termination fee subsequently disbursed by Baxalta). Conversely, if the merger agreement is terminated under certain specified circumstances following the receipt of an acquisition proposal by Shire, Shire may be required to reimburse Baxalta for transaction expenses up to $65 million (which expenses would be credited against any termination fee subsequently payable by Shire).

Basis of Preparation

The unaudited interim condensed consolidated and combined financial statements of the company for all periods presented have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted. The year-end condensed consolidated balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. These unaudited interim condensed consolidated and combined financial statements should be read in conjunction with the financial statements and notes contained in the company’s 2015 Annual Report on Form 10-K, as filed with the SEC on March 3, 2016 (2015 Annual Report).

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

As further described above, Baxalta became an independent publicly traded company following the separation from Baxter on July 1, 2015. The accompanying unaudited interim condensed consolidated and combined financial statements reflect the consolidated financial position and results of operations of the company as an independent, publicly-traded company for periods after the July 1, 2015 separation. The consolidated and combined financial statements reflect the combined results of operations of the company as a combined reporting entity of Baxter for periods prior to the separation.

Prior to the separation, the company’s financial statements were prepared on a standalone basis and were derived from Baxter’s consolidated financial statements and accounting records as if the former biopharmaceuticals business of Baxter had been part of Baxalta. The combined financial statements reflected the company’s financial position, results of operations and cash flows as the business was operated as part of Baxter prior to the separation, in conformity with GAAP.

Prior to the separation, all transactions between the company and Baxter were considered to be effectively settled in the combined financial statements at the time the transaction was recorded. The total net effect of the settlement of the transactions with Baxter were reflected in the statements of cash flows in periods prior to the separation as a financing activity and in the statement of shareholders’ equity as net parent company investment.

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

Prior to the separation, the company’s equity balance represented the excess of total assets over total liabilities, including the due to/from balances between the company and Baxter (net parent company investment) and accumulated other comprehensive income (AOCI). Net parent company investment was primarily impacted by distributions and contributions to or from Baxter, which were the result of treasury activities and net funding provided by or distributed to Baxter. In connection with the separation, the company’s net parent company investment balance was reclassified to additional paid-in capital.

New Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employer Share-Based Compensation Accounting, which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Key provisions of ASU 2016-09 include a requirement to record tax effects of share-based payments at settlement (or expiration) through the statement of income, which is to be adopted on a prospective basis, and to report tax-related cash flows resulting from share-based payments as operating activities on the statement of cash flows, which can be adopted on a prospective or retrospective basis. ASU 2016-09 will be effective for the company beginning on January 1, 2017. Early adoption is permitted. The company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. ASU 2016-02 is to be applied using a modified retrospective approach at the beginning of the earliest comparative period in the financial statements. ASU 2016-02 will be effective for the company beginning on January 1, 2019. Early adoption is permitted. The company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, be measured at fair value, with subsequent changes in fair value recognized in net income. In addition, the ASU requires a qualitative assessment of equity investments without readily determinable fair values when assessing impairment, the evaluation of a valuation allowance on a deferred tax asset related to available-for-sale securities and certain presentation and disclosures for financial instruments. ASU 2016-01 is applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, which will be January 1, 2018. Early adoption is not permitted. The company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which clarifies that inventory should be measured at the lower of cost or net realizable value. ASU 2015-11 defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The company adopted ASU No. 2015-11 beginning on January 1, 2016 on a prospective basis. The impact of this adoption was not material.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about how to account for cloud computing arrangements when such arrangements include software licenses. The company adopted ASU No. 2015-05 beginning on January 1, 2016 on a prospective basis. The impact of this adoption was not material.

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

NOTE 2 SUPPLEMENTAL FINANCIAL INFORMATION

Net Interest Expense

The company issued senior notes with an aggregate principal amount of $5 billion in June 2015. Prior to the issuance of the senior notes, Baxalta recorded no interest expense because Baxter’s third-party debt and the related interest expense were not allocated to the company.

	Three months ended March 31,
(in millions)	2016	2015
Interest costs	$ 47	$—
Interest costs capitalized	(23)	—
Interest expense, net of capitalized interest	24	—
Interest income	(1)	—
Net interest expense	$ 23	$—

Inventories
(in millions)	March 31, 2016	December 31, 2015
Raw materials	$ 589	$ 589
Work in process	1,029	1,021
Finished goods	619	563
Total inventories	$2,237	$2,173

Prepaid Expenses and Other Current Assets

(in millions)	March 31, 2016	December 31, 2015
Due from Baxter	$387	$397
Prepaid expenses and other	214	223
Prepaid expenses and other current assets	$601	$620

Accrued Liabilities

(in millions)	March 31, 2016	December 31, 2015
Due to Baxter	$ 341	$ 208
Accrued rebates	242	245
Employee compensation and withholdings	200	286
Property, payroll and certain other taxes	97	97
Income taxes payable	26	77
Other	338	289
Total accrued liabilities	$1,244	$1,202

Other Long-Term Liabilities

(in millions)	March 31, 2016	December 31, 2015
Pension and other employee benefits	$ 524	$ 505
Contingent payment liabilities	448	426
Long-term deferred income taxes	176	181
Due to Baxter	102	64
Other	59	53
Total other long-term liabilities	$1,309	$1,229

Concentration of Credit Risk

Baxalta engages in business with foreign governments in certain countries that have experienced deterioration in credit and economic conditions, including Greece, Spain, Portugal, Italy and Brazil. As of March 31, 2016, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $95 million, of which Greece receivables represented a $27 million balance. The company also has significant accounts receivable related to its Hemobrás partnership in Brazil totaling $174 million at March 31, 2016.

Global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. While the company believes that its allowance for doubtful accounts as of March 31, 2016 is adequate, future governmental actions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur additional credit losses that materially impact its results of operations.

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

On July 1, 2015, Baxter distributed approximately 544 million shares of Baxalta common stock to its shareholders and retained an additional 132 million shares. The computation of basic EPS for the three months ended March 31, 2015 was calculated using the shares distributed and retained by Baxter on July 1, 2015 totaling 676 million. The weighted average number of shares outstanding for diluted EPS for the three months ended March 31, 2015 included 5 million of diluted common share equivalents for stock options, RSUs and PSUs as calculated using the treasury stock method as of July 1, 2015, as these share-based awards were previously issued by Baxter and outstanding at the time of separation and were assumed by Baxalta following the separation.

The following is a reconciliation of basic shares to diluted shares.

	Three months ended March 31,
(in millions)	2016	2015
Basic shares	681	676
Effect of dilutive shares	9	5
Diluted shares	690	681

The computation of diluted EPS excluded 3 million and 19 million weighted-average equity awards outstanding for the three months ended March 31, 2016 and 2015 as their inclusion would have an anti-dilutive effect on diluted EPS.

NOTE 4 ACQUISITIONS AND COLLABORATIONS

Acquisitions

SuppreMol Acquisition

In March 2015, the company acquired all of the outstanding shares of SuppreMol GmbH (SuppreMol), a privately held biopharmaceutical company based in Germany, for cash of $228 million, net of cash acquired. Through the acquisition, the company obtained SuppreMol’s early-stage pipeline of treatment options for autoimmune and allergic diseases, as well as its operations in Munich, Germany. The acquired investigational treatments complement and build upon the company’s immunology portfolio and offer an opportunity to expand into new areas with significant market potential and unmet medical needs in autoimmune diseases. The acquired net assets comprised a business based on the acquired inputs, processes and outputs. As a result, the transaction was accounted for as a business combination.

ONCASPAR Business Acquisition

In July 2015, the company acquired the ONCASPAR (pegaspargase) product portfolio from Sigma-Tau Finanziaria S.p.A (Sigma-Tau), a privately held biopharmaceutical company based in Italy, through the acquisition of 100% of the shares of a subsidiary of Sigma-Tau, for cash of $890 million, net of cash acquired. Through the acquisition, the company gained the marketed biologic treatment ONCASPAR, the investigational biologic calaspargase pegol, and an established oncology infrastructure with clinical and sales resources. ONCASPAR is a first-line biologic used as part of a chemotherapy regimen to treat patients with acute lymphoblastic leukemia. As of the acquisition date, it was marketed in the United States, Germany, Poland and certain other countries, and recently received EU approval. The acquired net assets comprised a business based on the acquired inputs, processes and outputs. As a result, the transaction was accounted for as a business combination. ONCASPAR sales recorded by the company during the 3 months ended March 31, 2016 were $52 million.

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

The company made an upfront payment of $105 million to Precision, which was recorded as R&D expense during the three months ended March 31, 2016. The company may make additional payments related to option fees and development, regulatory, and commercial milestones totaling up to $1.6 billion, in addition to future royalty payments on worldwide sales. Precision also has the right to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and co-promotion option in the United States.

Research and Development Costs Funded by Collaboration Partners

The company recorded offsets to R&D expense of $24 million for development costs funded by collaboration partners during the three months ended March 31, 2016.

Unfunded Contingent Payments

At March 31, 2016, the company’s unfunded contingent milestone payments associated with all of its collaborative arrangements totaled $1.8 billion. This total includes contingent payments associated with R&D costs funded by collaboration partners through March 31, 2016. This total excludes contingent royalty and profit-sharing payments, contingent payment liabilities arising from business combinations, potential milestone payments and option exercise fees associated with certain of the company’s collaboration agreements that become payable only if the company chooses to exercise one or more of its options and potential contingent payments associated with R&D costs that may be funded by collaboration partners in the future. Based on the company’s projections, any contingent payments made in the future will be more than offset by the estimated net future cash flows relating to the rights acquired for those payments.

NOTE 5 GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following is a summary of the activity in goodwill:

(in millions)
December 31, 2015	$829
Additions	37
Currency translation and other adjustments	17
March 31, 2016	$883

As of March 31, 2016, there were no accumulated goodwill impairment losses.

Other intangible assets, net

The following is a summary of the company’s other intangible assets:

(in millions)	Developed technology, including patents	Other amortized intangible assets	Indefinite-lived intangible assets	Total
March 31, 2016
Gross other intangible assets	$ 1,287	$ 30	$ 246	$ 1,563
Accumulated amortization	(213)	(30)	—	(243)
Other intangible assets, net	$ 1,074	$ —	$ 246	$ 1,320

December 31, 2015
Gross other intangible assets	$ 1,247	$ 29	$ 238	$ 1,514
Accumulated amortization	(190)	(29)	—	(219)
Other intangible assets, net	$ 1,057	$ —	$ 238	$ 1,295

The increase in other intangible assets, net during the three months ended March 31, 2016 was due to foreign currency exchange rate fluctuations, partially offset by amortization expense.

Intangible asset amortization expense was $19 million and $8 million during the three months ended March 31, 2016 and 2015, respectively. The following table presents anticipated annual amortization expense for 2016 through 2020 for definite-lived intangible assets recorded as of March 31, 2016:

years ending (in millions)	2016	2017	2018	2019	2020
Anticipated annual intangible asset amortization expense	$78	$75	$75	$71	$71

NOTE 6 BUSINESS OPTIMIZATION ITEMS

The company’s total charges (benefits) related to business optimization plans are presented below:

	Three months ended March 31,
(in millions)	2016	2015
Charges	$ 66	$ —
Reserve adjustments	—	(10)
Total business optimization expenses (benefits)	$ 66	$ (10)

During the three months ended March 31, 2016, the company approved a business optimization plan to optimize its overall cost structure on a global basis by streamlining certain operations and rationalizing certain manufacturing facilities. The company recorded a charge of $66 million in cost of sales during the three months ended March 31, 2016 associated with this plan. The charge consisted of fixed assets and inventory impairments of $36 million and estimated severance and other costs of $30 million.

Prior to the separation, the company participated in business optimization plans initiated by Baxter. During the three months ended March 31, 2015, the company adjusted its previously estimated business optimization charges due to changes in assumptions resulting in a $10 million benefit recorded during the period. The adjustments were primarily due to lower severance payments than previously estimated from business optimization programs in prior years.

The following table summarizes activity in the reserves during the three months ended March 31, 2016 related to business optimization initiatives:

(in millions)
Reserves as of December 31, 2015	$12
Charges	30
Utilization	(8)
Currency translation adjustments and other	(1)
Reserves as of March 31, 2016	$33

The reserves are expected to be substantially utilized by the end of 2016. Management believes that these reserves are adequate. However, adjustments may be recorded in the future as the programs are completed.

NOTE 7 DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

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

Foreign Currency Risk Management

The company is primarily exposed to foreign exchange risk with respect to recognized assets and liabilities, forecasted transactions and net assets denominated in the Euro, Japanese Yen, British Pound, Swiss Franc, Australian Dollar, Turkish Lira, Russian Ruble, Chinese Renminbi, Colombian Peso and Argentine Peso. The company’s policy is to manage this risk to an acceptable level.

In periods prior to the separation, the company participated in Baxter’s foreign currency risk management program through a central shared entity, which entered into derivative contracts to hedge foreign currency risk associated with forecasted transactions for the entire company, including for Baxalta’s operations. Gains and losses on derivative contracts entered into by Baxter were allocated to Baxalta and partially offset gains and losses on underlying foreign currency exposures. The fair values of outstanding derivative instruments were not allocated to Baxalta’s balance sheets. In connection with the separation, the company began entering into foreign currency derivative contracts on its own behalf and has recorded the related fair value on its condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. The contracts are classified as either short-term or long-term based on the scheduled maturity of the instrument.

Cash Flow Hedges

The company may use options, including collars and purchased options, and forwards to hedge the foreign exchange risk to earnings relating to forecasted transactions and recognized assets and liabilities. The company may use forward-starting interest rate swaps and treasury rate locks to hedge the risk to earnings associated with movements in interest rates relating to anticipated issuances of debt.

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

The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2016 was 12 months. The notional amount of foreign exchange contracts totaled $1.1 billion as of March 31, 2016 and $1.2 billion as of December 31, 2015. There were no interest rate contracts designated as cash flow hedges outstanding at March 31, 2016 or December 31, 2015.

In certain instances, the company may discontinue cash flow hedge accounting because the forecasted transactions are no longer probable of occurring. As of March 31, 2016, all forecasted transactions were probable of occurring and no gains or losses were reclassified into earnings.

Fair Value Hedges

The company uses interest rate swaps to convert a portion of its fixed-rate debt into variable-rate debt. These instruments hedge the company’s earnings from changes in the fair value of debt due to fluctuations in the designated benchmark interest rate. For each derivative instrument that is designated and effective as a fair value hedge, the gain or loss on the derivative is recognized immediately to earnings, and offsets the respective loss or gain on the underlying hedged item. Fair value hedges are classified in net interest expense, as they hedge the interest rate risk associated with certain of the company’s fixed-rate debt.

The notional amount of interest rate swaps totaled $1.0 billion at both March 31, 2016 and December 31, 2015.

Undesignated Derivative Instruments

The company uses forward contracts to hedge earnings from the effects of foreign exchange relating to certain of the company’s intercompany and third-party receivables and payables denominated in a foreign currency. These derivative instruments generally are not formally designated as hedges, the terms of these instruments generally do not exceed one month and the change in fair value of these derivatives are reported in earnings.

The notional amount of undesignated derivative instruments totaled $142 million as of March 31, 2016 and $209 million as of December 31, 2015.

Gains and Losses on Derivative Instruments

The following tables summarize the income statement locations and gains and losses on the company’s derivative instruments for the three months ended March 31, 2016 and 2015.

	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI into income
(in millions)	2016	2015		2016	2015
Cash flow hedges
Interest rate contracts	$ —	$ (55)	Net interest expense	$ —	$ —
Foreign exchange contracts	(1)	—	Net sales	—	—
Foreign exchange contracts	(11)	—	Cost of sales	6	—
Total	$ (12)	$ (55)		$ 6	$ —

				Gain (loss) recognized in income
(in millions)			Income statement location	2016	2015
Fair value hedges
Interest rate contracts			Net interest expense	$ 36	$ —
Undesignated derivative instruments
Foreign exchange contracts			Other (income) expense, net	$ 4	$ —

For the company’s fair value hedges, a loss of $36 million was recognized in net interest expense during the three month period ending March 31, 2016, as adjustments to the underlying hedged item, fixed-rate debt. Ineffectiveness related to the company’s cash flow and fair value hedges for the three months ended March 31, 2016 and March 31, 2015 was not material.

As of March 31, 2016, $1 million of deferred, net after-tax gains on derivative instruments included in AOCI are expected to be recognized in earnings during the next 12 months, coinciding with when the hedged items are expected to impact earnings. Refer to Note 10 for the balance in AOCI associated with cash flow hedges.

Fair Values of Derivative Instruments

The following table presents the classification and estimated fair value of the company’s derivative instruments as of March 31, 2016:

	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$ 14	Accrued liabilities	$ 7
Interest rate contracts	Other long-term assets	41
Total derivative instruments designated as hedges		$ 55		$ 7

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$ —	Accrued liabilities	$ —
Total derivative instruments		$ 55		$ 7

The following table presents the classification and estimated fair value of the company’s derivative instruments as of December 31, 2015:
	Derivatives in asset positions		Derivatives in liability positions
(in millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Derivative instruments designated as hedges
Foreign exchange contracts	Prepaid expenses and other current assets	$ 23	Accrued liabilities	$ 2
Foreign exchange contracts	Other long-term assets	—	Other long-term liabilities	—
Interest rate contracts	Other long-term assets	4
Total derivative instruments designated as hedges		$ 27		$ 2

Undesignated derivative instruments
Foreign exchange contracts	Prepaid expenses and other current assets	$ 1	Accrued liabilities	$ 1
Total derivative instruments		$ 28		$ 3

While the company’s derivatives are all subject to master netting arrangements, the company presents its assets and liabilities related to derivative instruments on a gross basis within the condensed consolidated balance sheets. Additionally, the company is not required to post collateral for any of its outstanding derivatives. If the company’s derivatives were presented on a net basis, assets of $48 million and $25 million would be reported at March 31, 2016 and December 31, 2015, respectively.

NOTE 8 DEBT, FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Credit Facilities and Commercial Paper

As of March 31, 2016 and December 31, 2015, there were no outstanding borrowings under the company’s primary and Euro-denominated revolving credit facilities. The company’s maximum capacity of the facilities is reduced for the issuance of letters of credit. As of March 31, 2016 and December 31, 2015, the amount of letters of credit issued was immaterial.

During the three months ended March 31, 2016, the company issued and redeemed commercial paper, of which $300 million was outstanding as of March 31, 2016, with a weighted-average interest rate of 1.12%. This commercial paper is classified as short-term debt on the condensed consolidated balance sheet. The company did not have any commercial paper outstanding as of December 31, 2015.

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

During the three months ended March 31, 2016, sold receivables were $48 million and cash collections remitted to the owners of the receivables were $61 million. The effect of currency exchange rate changes and net losses relating to the sales of receivables were immaterial.

Fair Value Measurements

The following tables summarize the bases under the fair value hierarchy used to measure financial assets and liabilities that are carried at fair value on a recurring basis in the consolidated balance sheets:

		Basis of fair value measurement
(in millions)	Balance as of March 31, 2016	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency derivative contracts	$ 14	$ —	$ 14	$ —
Interest rate contracts	41	—	41	—
Available-for-sale securities
Equity securities	45	45	—	—
Foreign government debt securities	16	3	13	—
Total assets	$116	$ 48	$ 68	$ —

Liabilities
Contingent payments	$458	$ —	$ —	$458
Foreign currency derivative contracts	7	—	7	—
Total liabilities	$465	$ —	$ 7	$458

		Basis of fair value measurement
(in millions)	Balance as of December 31, 2015	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets
Foreign currency derivative contracts	$ 24	$ —	$ 24	$ —
Interest rate contracts	4	—	4	—
Available-for-sale securities
Equity securities	78	78	—	$ —
Foreign government debt securities	16	3	13	—
Total assets	$122	$ 81	$ 41	$ —

Liabilities
Contingent payments	$433	$ —	$ —	$433
Foreign currency derivative contracts	3	—	3	—
Total liabilities	$436	$ —	$ 3	$433

For assets that are measured using quoted prices in active markets, the fair value is the published market price per unit multiplied by the number of units held, without consideration of transaction costs. The fair values of foreign government debt securities are obtained from pricing services or broker/dealers who either use quoted prices in an active market or proprietary pricing applications, which include observable market information for like or same securities. Primarily all of the derivatives entered into by the company are valued using internal valuation techniques as no quoted prices exist for such instruments. The principal techniques used to value these instruments are discounted cash flow and Black-Scholes models. The key inputs used to value these instruments are observable and vary depending on the type of derivative, and include contractual terms, interest rate yield curves and foreign exchange rates.

The following table is a reconciliation of the fair value measurements that use significant unobservable inputs (Level 3), which consists of contingent payment liabilities:

(in millions)	Contingent payments
Fair value as of December 31, 2015	$433
Additions	23
Payments	—
Net gains recognized in earnings	(1)
Currency translation adjustments	3
Fair value as of March 31, 2016	$458

The addition during the three months ended March 31, 2016 relates to the formation of a joint venture in Turkey that is consolidated. The company has an option to acquire the remaining 50% of the Turkey joint venture from the non-controlling owners and the non-controlling owners have a put option to sell their 50% ownership to the company in 2021 and every 5 years thereafter. The fair value of the option to acquire the 50% interest was $23 million as of March 31, 2016 and was calculated using a discounted cash flow technique.

Contingent payments related to acquisitions consist of development, regulatory and commercial milestone payments, in addition to sales-based payments, and are valued using discounted cash flow techniques. The fair value of development, regulatory and commercial milestone payments reflects management’s expectations of probability of payment, and increases or decreases as the probability of payment or expectation of timing of payments changes. Management’s expected weighted-average probability of payment for development, regulatory and commercial milestone payments was approximately 21% as of both March 31, 2016 and December 31, 2015, with individual probabilities ranging from 10%-80%. The weighted average discount rate used in the fair value estimates was 8.1% as of both March 31, 2016 and December 31, 2015. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases or decreases as revenue estimates or expectations of timing of payments change.

Available for Sale Securities

The following table provides information relating to the company’s investments in available-for-sale equity securities:

(in millions)	Amortized cost	Unrealized gains	Unrealized (losses)	Fair value
March 31, 2016 Available-for-sale equity securities	$55	$10	$(20)	$45

December 31, 2015 Available-for-sale equity securities	$55	$28	$(5)	$78

The company recorded $9 million in other-than-temporary impairment charges in other (income) expense, net during the three months ended March 31, 2015 based on the duration of losses related to two of the company’s investments. There were no other-than-temporary impairment charges recorded during the three months ended March 31, 2016 as the company believes the unrealized losses to be temporary in nature.

Book Values and Fair Values of Financial Instruments

In addition to the financial instruments that the company is required to recognize at fair value on the condensed consolidated balance sheets, the company has certain financial instruments that are recognized at historical cost or some basis other than fair value. For these financial instruments, the following table provides the values recognized on the condensed consolidated balance sheets and the approximate fair values:

	Book values		Approximate fair values
(in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Assets
Investments	$ 24	$ 21	$ 24	$ 21

Liabilities
Short-term debt	302	—	302	—
Current maturities of capital lease obligations	5	3	5	3
Long-term debt and capital lease obligations	$5,317	$5,265	$5,639	$5,396

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

Limited Partnership Commitment

The company had unfunded commitments of $75 million and $79 million as a limited partner in various equity investments as of March 31, 2016 and December 31, 2015, respectively.

NOTE 9 RETIREMENT AND OTHER BENEFIT PROGRAMS

Shared Baxter Plans Prior to the Separation

During the second quarter of 2015, Baxalta assumed certain pension and other post-employment benefit (OPEB) obligations and plan assets related to newly-created single employer plans for Baxalta employees, as well as pension obligations and plan assets associated with its employees who participated in certain plans that split following the separation.

Prior to the assumption of these net pension and OPEB plan obligations, and with the exception of certain Austrian defined benefit pension plans of which Baxalta was previously the sole sponsor, the company’s employees participated in certain U.S. and international defined benefit pension and OPEB plans sponsored by Baxter. These plans included participants of Baxter’s other businesses and were accounted for as multiemployer plans in the company’s financial statements prior to the transfer into newly-created plans sponsored by Baxalta. The costs of these plans were allocated to the company and recorded in cost of sales, selling, general and administrative expenses and R&D expenses in the condensed combined statement of income for the three months ended March 31, 2015. For the Baxter sponsored defined benefit pension and OPEB plans, Baxalta recorded expense of $12 million during the three months ended March 31, 2015.

The company has been the sole sponsor for certain Austrian defined benefit plans prior to the separation and has accounted for the Austrian defined benefit plans as single employer plans for both periods presented below.

Net Periodic Benefit Cost

Net periodic benefit cost associated with Baxalta’s single employer pension and OPEB plans consisted of the following for the three months ended March 31, 2016 and 2015:

	U.S. Pension and OPEB		International Pension
	Three months ended March 31,		Three months ended March 31,
(in millions)	2016	2015	2016	2015
Net periodic benefit cost
Service costs	$ 5	$ —	$ 7	$ 1
Interest costs	5	—	2	1
Expected return on plan assets	(4)	—	(2)	—
Amortization of net losses and other deferred amounts	1	—	3	1
Total net periodic benefit cost	$ 7	$ —	$10	$ 3

The U.S. OPEB plan is not presented separately because the net periodic benefit cost associated with the plan was not significant for the periods presented.

NOTE 10 ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is a net-of-tax summary of the changes in AOCI by component for the three months ended March 31, 2016 and 2015.

(in millions)	Foreign Currency Translation	Pension and Other Employee Benefits	Available- for-sale Securities	Hedging Activities	Total
Gains (losses)
Balance as of December 31, 2015	$ (359)	$ (186)	$ 17	$ 33	$ (495)
Other comprehensive income (loss) before reclassifications	169	4	(27)	(8)	138
Amounts reclassified from AOCI (a)	—	3	—	(4)	(1)
Net other comprehensive income (loss)	169	7	(27)	(12)	137
Balance as of March 31, 2016	$ (190)	$ (179)	$ (10)	$ 21	$ (358)

(in millions)	Foreign Currency Translation	Pension and Other Employee Benefits	Available- for-sale Securities	Hedging Activities	Total
Gains (losses)
Balance as of December 31, 2014	$ (387)	$ (52)	$ 7	$ (1)	$ (433)
Other comprehensive (loss) income before reclassifications	(353)	7	(2)	(35)	(383)
Amounts reclassified from AOCI (a)	—	1	7	—	8
Net other comprehensive (loss) income	(353)	8	5	(35)	(375)
Balance as of March 31, 2015	$ (740)	$ (44)	$ 12	$ (36)	$ (808)

(a)	See table below for details about these reclassifications.

The following is a summary of the amounts reclassified from AOCI to net income during the three months ended March 31, 2016 and 2015.

	Amounts reclassified from AOCI (a)
	Three months ended March 31,
(in millions)	2016	2015	Income Statement Location
Amortization of pension and other employee benefits
Actuarial losses and other	$ (4)	$ (1)		(b)
	(4)	(1)	Total before tax
	1	—	Tax benefit
	$ (3)	$ (1)	Net of tax

Gains on hedging activities
Foreign exchange contracts	$ 6	$ —	Cost of sales
	6	—	Total before tax
	(2)	—	Tax expense
	$ 4	$ —	Net of tax

Losses on available-for-sale securities
Other-than-temporary impairment of available-for-sale equity security	$ —	$ (9)	Other (income) expense, net
	—	(9)	Total before tax
	—	2	Tax benefit
	—	(7)	Net of tax

Total reclassification for the period	$ 1	$ (8)	Total net of tax

(a)	Amounts in parentheses indicate reductions to net income.
(b)	These AOCI components are included in the computation of net periodic benefit cost disclosed in Note 9.

NOTE 11 INCOME TAXES

Effective Tax Rate

The company’s effective income tax rate from continuing operations was 15.7% and 22.7% during the three months ended March 31, 2016 and 2015, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to state and local taxes, certain operations that are subject to tax incentives and foreign taxes that are different from the U.S. federal statutory rate. In addition, the effective tax rate can be affected each period by discrete factors and events.

The effective income tax rate during the three months ended March 31, 2016 was favorably impacted by an increase in the amount of expenditures qualifying for the U.S. Research & Experimentation tax credit and the settlement of an indemnification liability with Baxter. The effective income tax rate during the three month ended March 31, 2015 was favorably impacted by separation-related costs incurred during the period that were deductible at tax rates higher that the effective tax rate.

NOTE 12 SHARE-BASED COMPENSATION

Impact of Separation from Baxter

Prior to the separation, Baxalta employees participated in Baxter’s incentive stock program and Baxalta recorded expenses in cost of sales, selling, general and administrative expenses and R&D expenses for its employees’ participation in the program. In connection with the separation, outstanding Baxter equity awards granted prior to January 1, 2015 and held by Baxter or Baxalta employees were adjusted into both Baxter and Baxalta equity awards. Awards granted after January 1, 2015 and certain awards granted during 2014 were adjusted entirely into corresponding awards of either Baxter or Baxalta, based on which company would employ the holder following the separation. The value of the combined Baxter and Baxalta stock-based awards after the separation was designed to generally preserve the intrinsic value and the fair value of the award immediately prior to separation. In periods following the separation, Baxalta records share-based compensation costs relating to its employees’ Baxalta and Baxter equity awards.

Share-Based Compensation Expense

The table below presents share-based compensation expense by statement of income line item.

	Three months ended March 31,
(in millions)	2016	2015
Cost of sales	$ 2	$ 2
Selling, general and administrative expense	16	6
Research and development expenses	3	2
Total share-based compensation expense	$21	$ 10

Stock Options

The company did not grant stock options during the three months ended March 31, 2016. The weighted-average Black-Scholes assumptions used in estimating the fair value of stock options granted during the three months ended March 31, 2015 by Baxter prior to the separation, along with the weighted-average grant-date fair values, were as follows:

Three months ended, March 31, 2015
Expected volatility	20%
Expected life (in years)	5.5
Risk-free interest rate	1.7%
Dividend yield	3.0%
Fair value per stock option	$ 9.2

The total intrinsic value of Baxalta stock options exercised by both Baxter and Baxalta employees was $40 million during the three months ended March 31, 2016.

As of March 31, 2016, the unrecognized compensation cost related to all unvested Baxalta and Baxter stock options held by Baxalta’s employees totaled $52 million, and is expected to be recognized as expense over a weighted-average period of 2.1 years.

RSUs

During the three months ended March 31, 2016, the company awarded approximately 2.6 million RSUs, which were primarily part of its annual equity grant to employees.

As of March 31, 2016, the unrecognized compensation cost related to all unvested Baxalta and Baxter RSUs held by Baxalta’s employees totaled $132 million, and is expected to be recognized as expense over a weighted-average period of 2.4 years.

PSUs

The company did not grant PSUs during the three months ended March 31, 2016. As of March 31, 2016, the unrecognized compensation cost related to all unvested Baxalta and Baxter PSUs held by Baxalta’s employees totaled $2 million, and is expected to be recognized as expense over a weighted-average period of less than one year.

NOTE 13 LEGAL PROCEEDINGS

The company is involved in product liability, patent, commercial, and other legal matters that arise in the normal course of the company’s business. The company records a liability when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount in the range is accrued. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded. As of March 31, 2016, the company’s total recorded reserves with respect to legal matters were $23 million and were primarily reported in other long-term liabilities.

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

NOTE 14 AGREEMENTS AND TRANSACTIONS WITH BAXTER

Separation-Related Agreements with Baxter

In connection with the separation, the company entered into a manufacturing and supply agreement, transition services agreement and international commercial operations agreement with Baxter.

Under the terms of the manufacturing and supply agreement, Baxalta manufactures certain products and materials and sells them to Baxter at an agreed-upon price reflecting Baxalta’s cost plus a mark-up for certain products and materials. As a result, the company has recorded revenues associated with the manufacturing and supply agreement during the three months ended March 31, 2016 that were not recorded during the three months ended March 31, 2015. Revenues associated with the manufacturing and supply agreement with Baxter were $41 million during the three months ended March 31, 2016. The manufacturing and supply agreement did not contribute a significant amount of gross margin or net income to the company’s results of operations during the three months ended March 31, 2016.

Under the terms of the transition services agreement, Baxalta and Baxter provide various services to each other on an interim, transitional basis. The services provided by Baxter to Baxalta include certain finance, information technology, human resources, quality, supply chain and other administrative services and functions, and are generally provided on a cost-plus basis. The services generally extend for approximately 2 years following the separation except for certain information technology services that may extend for 3 years following the separation. During the three months ended March 31, 2016, the company incurred selling, general and administrative expenses of approximately $30 million associated with the transition services agreement with Baxter.

For a certain portion of the company’s operations, the legal transfer of Baxalta’s net assets did not occur by the separation date of July 1, 2015 due to the time required to transfer marketing authorizations and other regulatory requirements in certain countries. Under the terms of the international commercial operations agreement with Baxter, the company is responsible for the business activities conducted by Baxter on its behalf, and is subject to the risks and entitled to the benefits generated by these operations and assets. As a result, the related assets and liabilities and results of operations have been reported in the company’s condensed consolidated and combined financial statements.

In February 2016, the transfer of certain of these operations to Baxalta was completed. A majority of the remaining operations held by Baxter as of March 31, 2016 are expected to be transferred by the end of 2016.

Net sales related to operations not transferred to Baxalta and held by Baxter totaled approximately $121 million for the three months ended March 31, 2016. At March 31, 2016 and December 31, 2015, the assets and liabilities consisted of inventories, which are reported in inventories on the condensed consolidated balance sheets, as well as other assets and liabilities, which are reported in due to or from Baxter within the condensed consolidated balance sheets.

The company and Baxter also entered into a separation and distribution agreement, tax matters agreement, an employee matters agreement and a long-term services agreement in connection with the separation.

The following is a summary of the amounts in the condensed consolidated balance sheets due to or from Baxter, including the assets and liabilities of certain of the company’s operations that have not yet transferred to Baxalta and are held by Baxter as of the balance sheet date:

(in millions)	March 31, 2016	December 31, 2015

Inventories	$ 29	$101

Assets to be transferred to Baxalta, held by Baxter	$ 97	$236
Other amounts due from Baxter	324	161
Due from Baxter	$421	$397

Liabilities to be transferred to Baxalta, held by Baxter	$ 10	$ 46
Other amounts due to Baxter	433	226
Due to Baxter	$443	$272

The decreases in inventories and assets and liabilities to be transferred to Baxalta, held by Baxter were primarily due to completion of the legal transfer of certain operations during the three months ended March 31, 2016.

Other amounts due to or from Baxter primarily relate to intercompany balances which originated prior to the separation and ongoing transactions with Baxter associated with the separation-related agreements described above, including current tax-related indemnification liabilities of $4 million and $75 million as of March 31, 2016 and December 31, 2015, respectively, and long-term tax-related indemnification liabilities of $69 million and $51 million as of March 31, 2016 and December 31, 2015, respectively. Certain indemnification liabilities classified as short-term as of December 31, 2015 were settled during the three months ended March 31, 2016 or were reclassified to long-term as of March 31, 2016 due to changes in the estimated date of resolution. The company recorded a gain in other (income) expense, net of $20 million during the three months ended March 31, 2016 following the settlement of an indemnification liability with Baxter.

Corporate Overhead and Other Allocations from Baxter Prior to Separation

During the three months ended March 31, 2015, the company did not operate as a standalone business and had various relationships with Baxter whereby Baxter provided services to the company. In the financial statements prior to the separation, Baxter provided the company certain services, which included, but were not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. The financial information in the combined financial statements for the three months ended March 31, 2015 did not necessarily include all the expenses that would have been incurred had the company been a separate, standalone entity. Baxter charged the company for these services based on direct and indirect costs. When specific identification was not practicable, a proportional cost method was used, primarily based on sales, headcount, or square footage. These allocations were reflected as follows during the three months ended March 31, 2015:

(in millions)	Three months ended March 31, 2015
Cost of sales allocations	$ 9
Selling, general and administrative allocations	122
Research and development allocations	1
Total corporate overhead and other allocations from Baxter	$ 132

Management believes that the methods used to allocate expenses to the company’s historical financial statements were reasonable.

NOTE 15 DISCONTINUED OPERATIONS

In December 2014 and August 2015, the company completed the divestitures of its commercial vaccines business and certain vaccines-related R&D programs, respectively. The three months ended March 31, 2015 includes a net after-tax gain of $9 million as a result of a purchase price adjustment related to the December 2014 divestiture of the commercial vaccines business.

As a result of the divestitures, the operations and cash flows of the vaccines business were eliminated from the ongoing operations of the company. The company’s results did not include income from discontinued operations during the three months ended March 31, 2016. Following is a summary of the operating results and gain on the sale of the vaccines business during the three months ended March 31, 2015, which have been reflected as discontinued operations.

	Three months ended March 31,
(in millions)	2016	2015
Net sales	$ —	$ 1
Income from discontinued operations before income taxes, excluding gain on sale	—	1
Gain on sale before income taxes	—	10
Income tax expense	—	(1)
Income from discontinued operations, net of taxes	$ —	$ 10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of the financial condition of Baxalta Incorporated (Baxalta or the company) as of March 31, 2016 and December 31, 2015 and the results of operations for the three months ended March 31, 2016 and 2015. This commentary should be read in conjunction with the condensed consolidated and combined financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q (Quarterly Report). This commentary should also be read in conjunction with the consolidated and combined financial statements and accompanying notes and management’s discussion and analysis of financial condition and results of operations in Item 8 and Item 7, respectively, of the company’s 2015 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 3, 2016 (2015 Annual Report).

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

In January 2016 and March 2016, Baxter exchanged portions of its retained stake in Baxalta common stock for indebtedness of Baxter held by third parties. The shares of Baxalta common stock exchanged were then sold by such third parties in secondary public offerings pursuant to registration statements filed by Baxalta. Following these transactions, Baxter held approximately 4.5% of Baxalta’s total shares outstanding.

In April 2016, Baxter commenced an offer to exchange up to 13.4 million shares of Baxalta common stock that are currently owned by Baxter, which represents approximately 2.0% of the outstanding common stock of Baxalta, for shares of Baxter common stock that are validly tendered and not validly withdrawn in the exchange offer. Prior to or following the completion of that exchange offer, Baxter has informed Baxalta that Baxter intends to make a contribution to Baxter’s U.S. pension fund or distribute as a special dividend to all Baxter stockholders, on a pro rata basis, some or all of its remaining shares of Baxalta common stock. Following the completion of these transactions, if Baxter disposes of all of the remaining shares of Baxalta common stock held by it, Baxalta will be wholly independent from Baxter, except that certain agreements between Baxter and Baxalta will remain in place.

Merger Agreement with Shire plc

In January 2016, the company announced that it had reached an agreement (merger agreement) with Shire plc (Shire) under which Shire would acquire Baxalta, forming a global leader in rare diseases. Under the terms of the agreement, Baxalta shareholders will receive $18.00 in cash and 0.1482 Shire American Depository Shares (ADS), per each Baxalta share. The transaction has been approved by the boards of directors of both Shire and Baxalta. Closing of the transaction is subject to approval by Baxalta and Shire shareholders, certain regulatory approvals, receipt of certain tax opinions and other customary closing conditions. The Baxalta and Shire shareholder votes are scheduled for May 27, 2016. The transaction is expected to close in early June 2016.

The merger agreement provides for certain termination rights for both Shire and Baxalta. Upon termination of the merger agreement under certain specified circumstances, Baxalta may be required to disburse to Shire a termination fee of $369 million and Shire may be required to pay the company a termination fee of $369 million. In addition, if the merger agreement is terminated under certain specified circumstances following the receipt of an acquisition proposal by Baxalta, Baxalta may be required to reimburse Shire for transaction expenses up to $110 million (which expenses would be credited against any termination fee subsequently disbursed by Baxalta). Conversely, if the merger agreement is terminated under certain specified circumstances following the receipt of an acquisition proposal by Shire, Shire may be required to reimburse Baxalta for transaction expenses up to $65 million (which expenses would be credited against any termination fee subsequently payable by Shire).

For additional information related to the merger, please refer to the company’s Current Report on Form 8-K filed with the SEC on January 11, 2016 (January 11th Form 8-K) and the company’s definitive proxy statement related to the transaction filed with the SEC on April 18, 2016. The foregoing description of the merger agreement is qualified in its entirety by reference to the full text of the merger agreement attached as Exhibit 2.1 to the January 11th Form 8-K.

Basis of Preparation in the Historical Financial Statements

The company’s condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 and its condensed consolidated statement of income for the three months ended March 31, 2016 reflect the consolidated financial condition and results of operations of the company as an independent, publicly traded company following its separation from Baxter on July 1, 2015. Prior to the separation, the company did not operate as an independent, standalone company, but rather as a part of a larger group of companies controlled by Baxter. The results of operations for the three months ended March 31, 2015 reflect the combined results of operations of the company as carved-out from the combined reporting entity of Baxter (carve-out financial statements). There are limitations inherent in the preparation of all carve-out financial statements due to the fact that the company’s business was previously part of a larger organization. The basis of preparation included in the unaudited condensed consolidated and combined financial statements provides a detailed description of the treatment of historical transactions in periods prior to the separation. The company’s net income was most notably impacted by the following consequences of carve-out accounting and the separation:

•

Baxter utilized a centralized treasury management system and neither cash nor debt was allocated to Baxalta in the carve-out financial statements. In connection with the separation, the capital structures of both companies were re-aligned, resulting in Baxalta incurring its own debt and having adequate cash to fund its operations. The indebtedness has caused Baxalta to record interest expense beginning in June 2015. The results of operations of the company did not include a significant amount of interest expense during the three months ended March 31, 2015. Any additional borrowings entered into in the future will further increase interest expense.

•

Additionally, as foreign currency risk was also hedged through the centralized treasury management system prior to separation, the company was not allocated gains or losses related to foreign currency exposures on balance sheet positions in the carve-out financial statements for the three months ended March 31, 2015. Following the separation, the company manages its foreign currency risk through various hedging activities and recognizes gains or losses related to foreign currency exposures on balance sheet positions through other (income) expense, net during the three months ended March 31, 2016.

•

Prior to the separation, the statements of income included an allocation to the company from Baxter for the services provided by various Baxter functions including, but not limited to, executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. The amounts of these allocations are not necessarily indicative of the similar costs the company has or will incur as an independent, standalone company. The total amount allocated to Baxalta from Baxter was $132 million during the three months ended March 31, 2015.

•

The company has incurred certain separation costs, which are primarily associated with the design and establishment of Baxalta as a standalone public company. These costs are included in the separation- and integration-related lines within the table under the “Special Items” caption below. The company expects to incur additional separation costs in future periods, certain of which may be capitalized in relation to operating infrastructure, such as information technology.

•

Income tax expense was computed on a separate company basis, as if operated as a standalone entity, a separate entity, or a separate consolidated group in each material jurisdiction in which the company operates during the three months ended March 31, 2015. The effective tax rate reported during the three months ended March 31, 2015 prior to the separation may not be comparable to the company’s effective tax rate in periods following the separation.

•

Concurrent with the separation, Baxalta entered into a manufacturing and supply agreement (MSA) with Baxter whereby Baxalta and Baxter produce certain products for one another at agreed upon terms. The MSA results in changes to both sales and cost of goods sold during the three months ended March 31, 2016 as compared to the prior year period because products were transferred at cost between Baxter and the businesses that comprised Baxalta prior to the separation.

RESULTS OF OPERATIONS

Special Items

The following table provides a summary of the company’s special items and the related impact by line item on the company’s results of operations for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
(in millions, except as otherwise indicated)	2016	2015
Gross Margin[1]
Business optimization items	$(66)	$—
Intangible asset amortization expense	(24)	(8)
Separation- and integration-related costs, net	(6)	—
Total Special Items	$(96)	$(8)

Impact on Gross Margin Ratio	(6.2 pts )	(0.6 pts )
Selling, General and Administrative Expenses[1]
Separation- and integration-related costs, net	$50	$36
Business optimization items[2]	—	(1)
Total Special Items	$50	$35

Impact on Selling, General and Administrative Expense Ratio	3.2 pts	2.6 pts
Research and Development Expenses[1]
Upfront and milestone payments to collaboration partners	$105	$—
Separation- and integration-related costs, net	—	7
Business optimization items[2]	—	(6)
Total Special Items	$105	$1

Other (Income) Expense, Net[1]
Separation- and integration-related costs, net	$(20)	$—
Total Special Items	$(20)	$—

Income Tax Expense[1]
Impact of special items	$(50)	$(11)
Impact on Effective Tax Rate	(3.4 pts )	(0.3 pts )
Total Special Items, net of tax	$181	$33

[1]	For Gross Margin, a number in parentheses represents an expense to the company, whereas in all other categories a number in parentheses represents a benefit.
[2]	Includes a portion allocated from Baxter related to shared activities or functions.

Management believes that providing the separate impact of the above items on the company’s results presented in accordance with generally accepted accounting principles in the United States (GAAP), when used in conjunction with the results presented in accordance with GAAP, can facilitate an additional analysis of the company’s results of operations, particularly in evaluating performance from one period to another. In periods prior to the separation, the special items identified above reflected the portions of special items reported by Baxter that were attributable to Baxalta.

Intangible Amortization Expense

Intangible asset amortization expense, which includes amortization of an inventory fair value step-up during the three months ended March 31, 2016 relating to the acquisition of ONCASPAR, is identified as a special item to facilitate an evaluation of operating performance, particularly in terms of cash returns, and is similar to how management internally assesses performance.

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

Business Optimization Items

The company’s results for the three months ended March 31, 2016 were impacted by costs associated with optimizing its overall cost structure on a global basis by streamlining certain operations and rationalizing certain manufacturing facilities. The costs consisted of impairments of fixed assets and inventories, as well as estimated severance and other costs.

Prior to the separation, the company participated in business optimization plans initiated by Baxter. The company’s results for the three months ended March 31, 2015 were impacted primarily by benefits from adjustments to business optimization estimates initially recorded in prior periods. The net benefit during the three months ended March 31, 2015 prior to the separation included a portion allocated from Baxter related to shared functions or activities.

Separation- and Integration-Related Costs, Net

During both periods presented above, the company incurred costs related to the separation from Baxter and establishing Baxalta as an independent, standalone public company. The company also incurred integration-related expenses during the three months ended March 31, 2016 associated with the proposed merger with Shire.

Special Items Impacting Income Tax Expense

Income tax expense in all periods included the net tax benefit from the special pre-tax items discussed above.

Net Sales

	Three months ended March 31,		Percent change
(in millions, except percentage information)	2016	2015	At actual currency rates	At constant currency rates
United States	$ 879	$ 755	16%	16%
International	669	606	10%	19%
Total net sales	$1,548	$1,361	14%	18%

Foreign currency unfavorably impacted the net sales growth rate by 4 percentage points during the first quarter of 2016, due to a stronger U.S. dollar, primarily relative to the Euro, during the current year period compared to the prior year period.

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

The tables below present sales results for Baxalta’s product categories. The commentary beneath discusses growth drivers at constant currency rates.

Hematology

	Three months ended March 31,		Percent change
(in millions, except percentage information)	2016	2015	At actual currency rates		At constant currency rates
Hemophilia
United States	$346	$305	13%		13%
International	298	336	(11%	)	(4%	)
Total	$644	$641	0%		4%
Inhibitor Therapies
United States	$71	$63	13%		13%
International	128	103	24%		32%
Total	$199	$166	20%		25%
Total Hematology	$843	$807	4%		8%

Hemophilia includes sales of recombinant and plasma-derived hemophilia products (primarily factor VIII and factor IX).

Net sales growth during the three months ended March 31, 2016 was primarily driven by increased sales of recombinant factor VIII therapies:

•

U.S. growth was driven by both volume increases and modest pricing improvements for ADVATE. The late 2015 launch of ADYNOVATE, the company’s extended half-life recombinant factor VIII therapy, also contributed to the growth rate.

•

Internationally, sales growth was unfavorably impacted by the timing of ADVATE shipments to Brazil as part of the company’s partnership with Hemobrás. Partially offsetting this impact was increased demand for recombinant factor VIII therapies across other international markets.

•	Globally, recombinant factor VIII therapies contributed approximately 4 percentage points to the Hemophilia product category’s net sales growth rate.

Increased sales of RIXUBIS, a recombinant factor IX therapy that was first introduced in the U.S. market in 2013 and certain other markets beginning in 2015, contributed approximately 1 percentage point to the Hemophilia net sales growth rate.

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

Growth in net sales was driven by strong global sales of the company’s plasma-based inhibitor bypass therapy, FEIBA. Globally, FEIBA contributed approximately 22 percentage points to the Inhibitor Therapies net sales growth rate for the three months ended March 31, 2016:

•

In the United States, strong FEIBA growth was driven primarily by increased demand, including continued advancement in prophylactic use and enhanced penetration of the inhibitor portfolio in the acute care setting.

•

Strong international growth was due primarily to increased sales in Brazil, which included a favorable impact from timing of tender sales, as well as expanded use and continued penetration into certain other markets.

Immunology

	Three months ended March 31,		Percent change
(in millions, except percentage information)	2016	2015	At actual currency rates	At constant currency rates
Immunoglobulin Therapies
United States	$356	$328	9%	9%
International	97	92	5%	16%
Total	$453	$420	8%	10%
BioTherapeutics
United States	$65	$59	10%	10%
International	135	75	80%	92%
Total	$200	$134	49%	56%
Total Immunology	$653	$554	18%	21%

Immunoglobulin Therapies includes sales of the company’s antibody-replacement immunoglobulin therapies.

Net sales growth during the three months ended March 31, 2016 was driven by increased global demand for the company’s immunoglobulin therapies, which resulted in:

•

HYQVIA patient growth in both the United States and international markets. HYQVIA, the company’s differentiated immunoglobulin therapy for patients with primary immunodeficiency, was first launched in certain European markets in 2013 and in the United States in 2014.

•

Increased sales of other immunoglobulin therapy offerings in the United States, despite conversion of certain patients to HYQVIA. The company also benefited internationally from increased supply and further penetration into emerging markets.

To support expected long-term demand for the company’s immunoglobulin therapies and other plasma-based therapies, Baxalta is expanding its capacity through ongoing yield improvements, a contract manufacturing services agreement with Sanquin Blood Supply Foundation of the Netherlands and construction of a new manufacturing site in Covington, Georgia.

BioTherapeutics includes sales of the company’s plasma-based therapies to treat alpha-1 antitrypsin deficiency, burns and shock, and other chronic and acute blood-related conditions, as well as revenue from manufacturing and supply arrangements.

Net sales growth during the three months ended March 31, 2016 was primarily driven by:

•

Revenues related to the MSA with Baxter of $41 million in the three months ended March 31, 2016, which contributed approximately 31 percentage points to the BioTherapeutics net sales growth rate. In connection with the separation, Baxalta and Baxter entered into the MSA whereby Baxalta manufactures and sells certain products and materials to Baxter. MSA revenues with Baxter are reported as international sales.

•

Increased international sales of albumin products, primarily due to volume growth. Globally, albumin products contributed approximately 18 percentage points to the product category’s net sales growth rate.

•	Strong U.S. demand for therapies that treat alpha-1 antitrypsin deficiency, which contributed approximately 7 percentage points to the global BioTherapeutics net sales growth rate.

Oncology

	Three months ended March 31,		Percent change
(in millions)	2016	2015	At actual currency rates	At constant currency rates
Oncology
United States	$41	$—	N/M	N/M
International	11	—	N/M	N/M
Total Oncology	$52	$—	N/M	N/M

Oncology includes sales of the company’s therapies to treat patients with cancer. The company began reporting Oncology revenues during the third quarter of 2015 following the acquisition of the ONCASPAR business, which the company completed in July 2015. ONCASPAR is a first-line biologic used as part of a chemotherapy regimen to treat patients with acute lymphoblastic leukemia. The company’s R&D pipeline has the potential to deliver a wide range of new oncology therapies, including certain therapies in late-stage clinical trials or pending regulatory approvals.

Gross Margin and Selling, General and Administrative Expenses

	Three months ended March 31,
(as a percent of net sales)	2016	2015	Change
Gross margin	54.1%	58.0%	(3.9 pts	)
Selling, general and administrative expenses	24.8%	20.8%	4.0 pts

Gross Margin

The special items identified above had an unfavorable impact of 6.2 and 0.6 percentage points on the gross margin percentage during the first three months ended March 31, 2016 and 2015, respectively. Refer to the “Special Items” caption above for additional details.

Excluding the impact of special items, gross margin in the three months ended March 31, 2016 improved compared to the prior year period due to benefits from increased sales of higher-margin products such as ADVATE and FEIBA, a favorable contribution from ONCASPAR sales and impacts from the basis of preparation of the carve-out financial statements for the three months ended March 31, 2015 which caused lower pension-related and other costs during the current year period as compared to the prior year period. Partially offsetting the above factors was the impact of lower-margin revenues recorded in 2016 associated with the MSA with Baxter.

Selling, General and Administrative Expenses

Following the July 1, 2015 separation from Baxter, the composition of Baxalta’s selling, general and administrative expenses changed. The company no longer receives a significant allocation of costs from Baxter associated with certain corporate or other functions, and instead incurs actual costs associated with operating as a standalone public company, including expenses associated with certain separation-related agreements entered into with Baxter. Refer to Note 14 in Item 1 of this Quarterly Report for further information regarding the separation-related agreements.

The special items identified above had an unfavorable impact of 3.2 and 2.6 percentage points on the selling, general and administrative expense ratio during the three months ended March 31, 2016 and 2015, respectively.

In addition to the impact of special items, the three months ended March 31, 2016 were impacted by additional costs associated with operating as a standalone public company, including expenses related to the transition services agreement with Baxter, which in the aggregate exceeded allocated costs from Baxter during the prior year period. In addition, the company’s selling, general and administrative expense ratio during the three months ended March 31, 2016 was unfavorably impacted by costs supporting the company’s emerging oncology business, launch excellence initiatives and other investments supporting expansion of the company’s commercial and international operations.

Business Optimization Items

During the three months ended March 31, 2016, the company approved a business optimization plan to optimize its overall cost structure on a global basis by streamlining certain operations and rationalizing certain manufacturing facilities. The company recorded a charge of $66 million in cost of sales during the three months ended March 31, 2016 associated with this plan. The charge consisted of fixed asset and inventory impairments of $36 million and estimated severance and other costs of $30 million.

The company expects to realize $37 million of annualized savings, primarily within cost of sales when this program is fully implemented in 2017.

Prior to the separation, the company participated in business optimization plans initiated by Baxter. The company’s results for the three months ended March 31, 2015 included charges of $3 million allocated from Baxter and benefits of $10 million resulting from favorable adjustments to business optimization estimates initially recorded in prior periods. The company estimates that it has fully realized savings associated with business optimization initiatives initiated prior to the separation.

Refer to Note 6 in Item 1 of this Quarterly Report for further information regarding business optimization items.

Research and Development Expenses

	Three months ended March 31,		Percent change
(in millions, except percentage information)	2016	2015
Discovery, clinical and lifecycle management	$ 96	$ 99	(3%	)
Upfront and milestone payments to collaboration partners	105	—	N/M
Other research and development expenses	79	57	39%
Total research and development expenses	$ 280	$ 156	79%

R&D expense as a % of sales	18.1%	11.5%	6.6 pts

Discovery, clinical and lifecycle management expenses consist of costs supporting specific R&D projects, including those in the exploratory or preclinical phase, those in early- or late-stage clinical trials, as well as those pending regulatory approval or supporting development of products that have already obtained regulatory approval.

While the company’s investments in discovery, clinical and lifecycle management R&D activities associated with several projects across hematology, immunology and oncology increased, total expenses decreased during the three months ended March 31, 2016 compared to the prior year period due primarily to the following factors:

•

An agreement with SFJ Pharmaceuticals Group (SFJ) that the company entered into in the second quarter of 2015 for the reimbursement of certain biosimilar development costs, which resulted in less R&D expense for the company during the three months ended March 31, 2016 compared to the prior year period. Biosimilar development costs funded by SFJ during the three months ended March 31, 2016 were $24 million.

•	A decrease in development costs related to ADYNOVATE, which obtained regulatory approval in the United States in November 2015.

•	Foreign currency exchange rate fluctuations, including strengthening of the U.S. dollar relative to the Euro during the three months ended March 31, 2016 as compared to the prior year period.

Upfront and milestone payments to collaboration partners charged to R&D expense during the three months ended March 31, 2016 included a $105 million upfront payment to Precision Biosciences (Precision) related to the development of chimeric antigen receptor (CAR) T cell therapies. There were no upfront and milestone payments to collaboration partners charged to R&D expense during the three months ended March 31, 2015.

Other research and development expenses include costs not directly attributable to individual projects and include depreciation and other facility-based expenses, medical and regulatory affairs functions, pharmacovigilance, other infrastructure and management costs supporting multiple projects, as well as special items such as business optimization and separation- and integration-related costs.

Other research and development expenses increased during the three months ended March 31, 2016 as compared to the prior year period primarily due to investments in infrastructure to support a standalone R&D function and several key projects in the company’s R&D pipeline, as well as a charge in the current year period associated with terminating an existing project.

Net Interest Expense

On June 23, 2015, Baxalta issued debt directly attributable to its business and began recording interest expense. Net interest expense during the three months ended March 31, 2016 of $23 million primarily reflects interest expense associated with the June 2015 debt issuance and is net of portions capitalized, amortization of deferred hedging gains and losses, and interest income.

Prior to the June 2015 debt issuance and during the three months ended March 31, 2015, Baxter’s third-party debt and the related interest expense were not allocated to the company as the company was not the legal obligor of the debt and Baxter borrowings were not directly attributable to the company’s business.

Other (Income) Expense, Net

During the three months ended March 31, 2016, other (income) expense, net was $21 million of income and consisted primarily of a $20 million gain following the settlement of an indemnification liability with Baxter.

During the three months ended March 31, 2015, other (income) expense, net was $12 million of expense and consisted primarily of other-than-temporary impairment charges of $9 million to write-down two of the company’s investments to their fair values.

Income Taxes

Effective Income Tax Rate

The company’s effective income tax rate from continuing operations was 15.7% and 22.7% during the three months ended March 31, 2016 and 2015, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to state and local taxes, certain operations that are subject to tax incentives, and foreign taxes that are different from the U.S. federal statutory rate. In addition, the effective tax rate can be affected each period by discrete factors and events.

The effective income tax rate decreased during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to an increase in the amount of expenditures qualifying for the U.S. Research & Experimentation tax credit and the settlement of an indemnification liability with Baxter.

LIQUIDITY AND CAPITAL RESOURCES

The company believes that its existing capital resources, supplemented by its cash flows generated from operating activities, will be adequate to satisfy its operations and capital needs for the foreseeable future. However, its ability to fund its operations and capital needs could be adversely affected if there is a material decline in the demand for the company’s products or in the solvency of its customers or suppliers, deterioration in the company’s key financial ratios or credit ratings or other significant unfavorable changes in conditions.

Financial Condition

The following table summarizes components of the company’s financial condition as of March 31, 2016 and December 31, 2015:

(in millions)	March 31, 2016	December 31, 2015
Cash and equivalents	$911	$1,001

Current assets (including cash and equivalents)	$4,876	$4,708
Current liabilities	1,978	1,911
Working capital	$2,898	$2,797

Current maturities of capital lease obligations	$5	$3
Short-term debt	302	—
Long-term debt and capital lease obligations	5,317	5,265
Total debt and capital lease obligations	$5,624	$5,268

Cash and Equivalents

The company’s investment policy allows it to invest its cash in highly-liquid investment vehicles, including institutional money market funds, certificates of deposits or time deposit accounts. The company’s cash and equivalents balance decreased during the three months ended March 31, 2016 due primarily to $280 million of upfront payments associated with collaboration agreements with Symphogen and Precision and $235 million of capital expenditures, partially offset by increases in short-term debt of $302 million and cash generated from operations of $128 million. The company’s cash flows are further discussed under the “Historical Cash Flows” caption below.

Working Capital

The company’s working capital is calculated as current assets, including cash and equivalents, less current liabilities. Working capital increased 4% during the three months ended March 31, 2016. Foreign currency exchange rate fluctuations contributed to the modest increase during the period.

Debt and capital lease obligations

During the three months ended March 31, 2016, the company issued and redeemed commercial paper, of which $300 million was outstanding as of March 31, 2016 with a weighted-average interest rate of 1.12%. This commercial paper is classified as short-term debt on the condensed consolidated balance sheet. The company did not have any commercial paper outstanding as of December 31, 2015.

Refer to the company’s 2015 Annual Report for a description of the company’s other financing arrangements and capital lease obligations. There were no significant changes to the company’s other debt and capital lease obligations during the three months ended March 31, 2016.

Sources and Uses of Cash

Baxalta’s principal uses of cash in the future are expected to be primarily to fund its operations, working capital needs and capital expenditures, repayment of borrowings, strategic investments and payment of dividends to shareholders. Refer to the “Historical Cash Flows” section below for further discussion of the company’s cash flows during the three months ended March 31, 2016 and March 31, 2015.

The company’s principal sources of cash include its operating cash flows and current or future financing arrangements, including the June 2015 debt issuance described above, borrowings under the company’s commercial paper program and liquidity provided by credit facilities, including those described below. The merger agreement with Shire limits the amount of future indebtedness the company can incur.

The company’s primary revolving credit facility has an aggregate principal amount of $1.2 billion maturing in 2020, of which no amounts were outstanding as of March 31, 2016. This facility enables the company to borrow funds on an unsecured basis at variable interest rates, and contains various financial and other covenants, including a net leverage ratio covenant and an interest ratio covenant, as well as events of default with respect to the company. The credit facility also provides for the issuance of letters of credit, which reduces the maximum capacity of this facility. At March 31, 2016, the amount of letters of credit issued was immaterial. The company also maintains a Euro-denominated facility with an aggregate principal amount of €200 million, of which no amounts were outstanding as of March 31, 2016. The non-performance of any financial institution supporting either of the credit facilities would reduce the maximum capacity of these facilities by each institution’s respective commitment.

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

Historical Cash Flows

The company’s historical cash flows reflect both continuing and discontinued operations.

	Three months ended March 31,
(in millions)	2016	2015
Net cash provided from (used for) operations	$ 128	$ (142)
Net cash used for investing activities	(548)	(547)
Net cash provided from financing activities	328	689
Effect of foreign exchange rate changes on cash and equivalents	2	—
Change in cash and equivalents	$ (90)	$ —

Net Cash Provided From Operations

Operating cash flows during the three months ended March 31, 2016 increased as compared to the prior year period due in part to improved net income excluding non-cash charges.

Also contributing to the increase were lower reported cash outflows related to income taxes, which was primarily due to the basis of preparation of the carve-out financial statements for the three months ended March 31, 2015. In the carve-out financial statements, the company maintained an income tax payable to/from account with Baxter, and was deemed to have settled its current income tax payables with Baxter annually on the first day of each year. This annual settlement resulted in a significant operating cash outflow related to income taxes reported in the accrued liabilities line within the condensed combined statement of cash flows for the three months ended March 31, 2015, which reflected the full prior year’s current income tax expense and other current tax balances.

Net Cash Used For Investing Activities

The company’s net cash used for investing activities was essentially flat during the three months ended March 31, 2016 as compared to the prior year period as an increase in cash outflows for acquisitions was offset by lower capital expenditures.

Capital expenditures were $235 million and $301 million during the three months ended March 31, 2016 and 2015, respectively. The decrease was driven primarily by lower expenditures associated with the construction of the Covington, Georgia manufacturing facility as the company has completed a significant portion of the construction. Commercial production at the Covington, Georgia facility is expected to begin in 2018.

Cash outflows for acquisitions, net of cash acquired were $280 million and $228 million during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, cash outflows for acquisitions, net of cash acquired included a $175 million upfront payment associated with a collaboration agreement with Symphogen, for the development of immuno-oncology therapies, which was charged as R&D expense during 2015 upon entering into the agreement, and a $105 million upfront payment associated with a collaboration agreement with Precision for the development of CAR T cell therapies. During the three months ended March 31, 2015, cash outflows for acquisitions, net of cash acquired included $228 million for the acquisition of SuppreMol GmbH, a privately held biopharmaceuticals company based in Germany.

Net Cash Provided From Financing Activities

During the three months ended March 31, 2016 net cash provided from financing activities primarily included the following:

•	Net proceeds from issuances and repayments of commercial paper of $300 million.

•	Proceeds and excess tax benefits from share-based payments under employee benefit plans of $74 million.

•	Payment of $48 million for the company’s quarterly dividend declared in November 2015.

During the three months ended March 31, 2015, cash flows provided from financing activities were entirely related to net transactions with Baxter. Refer to Note 1 in Item 1 of this Quarterly Report for further information regarding the basis of preparation of the financial statements in periods prior to the separation.

Concentration of Credit Risk

Baxalta engages in business with foreign governments in certain countries that have experienced deterioration in credit and economic conditions, including Greece, Spain, Portugal, Italy and Brazil. As of March 31, 2016, the company’s net accounts receivable from the public sector in Greece, Spain, Portugal and Italy totaled $95 million, of which Greece receivables represented a $27 million balance. The company also has significant accounts receivable related to its Hemobrás partnership in Brazil totaling $174 million at March 31, 2016.

Global economic conditions and liquidity issues in certain countries have resulted, and may continue to result, in delays in the collection of receivables and credit losses. While the company believes that its allowance for doubtful accounts as of March 31, 2016 is adequate, future governmental actions and customer-specific factors may require the company to re-evaluate the collectability of its receivables and the company could potentially incur additional credit losses that materially impact its results of operations.

Off-Balance Sheet Arrangements

Baxalta periodically enters into off-balance sheet arrangements. Certain contingencies arise in the normal course of business, and are not recorded in the consolidated balance sheet in accordance with GAAP (such as contingent milestone payments associated with the company’s collaboration agreements). Also, upon resolution of uncertainties, the company may incur charges in excess of presently established liabilities for certain matters (such as contractual indemnifications). The company’s significant off-balance sheet arrangements and contingencies as of December 31, 2015 are discussed in the consolidated and combined financial statements contained in the company’s 2015 Annual Report. Refer to Note 5, Notes 11 and 17, and Note 16 to the annual consolidated and combined financial statements for information regarding collaboration agreements, indemnifications and legal contingencies, respectively.

Material updates to off-balance sheet arrangements are discussed in the unaudited condensed consolidated interim financial statements contained in Item 1 of this Quarterly Report. Refer to Note 4, Note 14 and Note 13 for information regarding collaboration agreements, indemnifications and legal contingencies, respectively.

NEW ACCOUNTING STANDARDS

Refer to Note 1 in Item 1 of this Quarterly Report for information regarding new accounting standards, which is incorporated herein by reference.

The prospective adoption of new accounting during the three months ended March 31, 2016 did not have a significant impact on the company’s results of operations as compared to the prior year period.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with GAAP requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the company’s significant accounting policies is included in Note 2 to the consolidated and combined annual financial statements contained in the company’s 2015 Annual Report. Certain of the company’s accounting policies are considered critical because these policies are the most important to the depiction of the company’s financial statements and require significant, difficult or complex judgments, often requiring the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis section contained in the company’s 2015 Annual Report. There have been no significant changes in the company’s application of its critical accounting policies during the three months ended March 31, 2016.

FORWARD-LOOKING INFORMATION

This Quarterly Report includes forward-looking statements. Use of the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “seeks,” “intends,” “evaluates,” “pursues,” “anticipates,” “continues,” “designs,” “impacts,” “affects,” “forecasts,” “target,” “outlook,” “initiative,” “objective,” “designed,” “priorities,” “goal,” or the negative of those words or other similar expressions is intended to identify forward-looking statements that represent our current judgment about possible future events. All statements in this Quarterly Report, other than statements of historical facts, including statements about future events or financial performance, are forward-looking statements that involve certain risks and uncertainties

These forward-looking statements may include statements with respect to accounting estimates and assumptions, the company’s expectations regarding the separation, including separation costs, litigation-related matters including outcomes, future regulatory filings and the company’s R&D pipeline, strategic objectives, credit exposure to foreign governments, potential developments with respect to credit ratings, investment of foreign earnings, estimates of liabilities including those related to uncertain tax positions, contingent payments, future pension plan contributions, costs, discount rates and rates of return, the company’s exposure to financial market volatility and foreign currency and interest rate risks, geographic expansion, the impact of competition, future sales growth, business development activities, business optimization initiatives, future capital and R&D expenditures, future transactions in the company’s securities and debt issuances, the impact of healthcare reform, manufacturing expansion, the sufficiency of the company’s facilities, financial flexibility, future cash flows, the adequacy of credit facilities, derivative instruments and capitalization, tax provisions and reserves, Baxalta’s effective tax rate, the impact on the company of recent tax legislation, the proposed merger with Shire and all other statements that do not relate to historical facts.

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

•	potential indemnification liabilities owed to Baxter after the separation;

•	the tax treatment of the distribution and the limitations imposed on the company under the tax matters agreement that the company entered into with Baxter;

•	restrictions on post-separation activities in order to preserve the tax-free treatment of the separation;

•	potential conflicts of interest for certain of the company’s executive officers and directors because of their previous or continuing positions at Baxter;

•	the company’s ability to achieve benefits from the separation in a timely manner;

•	the company’s ability to access the capital markets following the separation from Baxter;

•	changes to the timing of the subsequent disposal of the equity retained by Baxter;

•	the inability to complete the merger due to the failure to obtain the approval of Baxalta’s or Shire’s stockholders or the failure to satisfy other conditions to completion of the merger;

•	the failure to obtain regulatory approvals required for the merger, or required regulatory approvals delaying the merger or causing the parties to abandon the merger;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement;

•	the outcome of any legal proceeding instituted against Baxalta and others following the announcement of the merger;

•	the amount of the costs, fees, expenses and charges related to the merger;

•	the effect of the announcement of the merger on Baxalta’s client relationships, operating results and business generally, including without limitation the ability to retain key employees;

•	the failure of Shire to obtain the necessary financing for the merger;

•	the risk that the benefits of the merger, including synergies, may not be fully realized or may take longer to realize than expected;

•	the failure of relevant tax opinions that are a condition to the merger to be obtained on acceptable conditions or at all;

•	the risk that the merger may not advance the business strategy of Baxalta and Shire as a combined company following the completion of the proposed merger (the “combined company”);

•	the risk that the combined company may experience difficulty integrating Baxalta’s employees or operations;

•

the potential diversion of Baxalta’s management’s attention resulting from the proposed merger and of the combined company’s management’s attention resulting from integration issues after the merger; and

•

other factors identified elsewhere in this Quarterly Report or the company’s 2015 Annual Report, including the risk factors described in Item 1A of the 2015 Annual Report, and in other filings with the SEC.

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

The company may use options, forwards and cross-currency swaps to hedge the foreign exchange risk to earnings relating to forecasted transactions denominated in foreign currencies and recognized assets and liabilities. The maximum term over which the company has cash flow hedge contracts in place related to forecasted transactions as of March 31, 2016 is 12 months. The company also enters into derivative instruments to hedge certain intercompany and third-party receivables and payables and debt denominated in foreign currencies.

As part of its risk-management program, the company performs a sensitivity analysis to assess potential changes in the fair value of its foreign exchange instruments relating to hypothetical and reasonably possible near-term movements in foreign exchange rates.

A sensitivity analysis of changes in the fair value of foreign exchange option and forward contracts outstanding at March 31, 2016, while not predictive in nature, indicated that if the U.S. dollar uniformly weakened by 10% against all currencies, on a net-of-tax basis, the net asset balance of $4 million would decrease by $38 million resulting in a net liability.

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

The consolidated statement of income is exposed to currency risk from various transactions, including intercompany receivables / payables, where the denominated currency of the transaction differs from the functional currency of one or more of the company’s subsidiaries. A sensitivity analysis that measures the unfavorable impact to income from continuing operations before income taxes from a hypothetical 10% strengthening of the U.S. dollar relative to multiple currencies indicates an unfavorable impact of $35 million as of March 31, 2016. This sensitivity analysis holds all other variables equal and does not reflect any hypothetical benefits that would be derived from hedging activities, including cash holdings in similar foreign currencies, that the company has historically utilized to mitigate its exposure to movements in foreign exchange rates.

The company is also exposed to translation risk on non-U.S. dollar-denominated net assets. A sensitivity analysis indicated that a hypothetical 10% strengthening of the U.S. dollar relative to the Euro, Japanese Yen, British Pound, Swiss Franc, Chinese Renminbi, Canadian Dollar and Australian Dollar, the company’s most significant foreign currency exposures, that net assets would decrease by $380 million. The change in net assets associated with the translation of these currencies is generally recorded as currency translation adjustment within accumulated comprehensive income in shareholder’s equity of the company’s consolidated balance sheets.

Interest Rate and Other Risks

Refer to the caption “Interest Rate and Other Risks” in the “Quantitative and Qualitative Disclosures About Market Risk” section of the company’s 2015 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 3, 2016. There were no significant changes during the three months ended March 31, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Baxalta carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of Baxalta’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2016. Based on that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures were effective as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Refer Note 13 to Item 1 of this Quarterly Report, which is incorporated herein by reference.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors as previously disclosed in Item 1A of the company’s 2015 Annual Report on Form 10-K, as filed with the SEC on March 3, 2016.

If the proposed merger with Shire is not completed, Baxalta will have incurred substantial costs that may adversely affect Baxalta’s financial results.

Baxalta has incurred and will continue to incur substantial costs in connection with the proposed merger with Shire. These costs are primarily associated with the fees of consultants, attorneys, accountants and financial advisors. In addition, Baxalta diverted significant management resources in an effort to complete the merger and Baxalta is subject to restrictions contained in the merger agreement on the conduct of Baxalta’s business during the pendency of the merger. If the merger is not completed, such costs may adversely affect Baxalta’s financial results.

New regulations issued by the U.S. Department of Treasury may impact the combined company (as defined below) following the merger.

On April 4, 2016, the U.S. Department of Treasury issued new regulations applicable to acquisitions of U.S. companies by non-U.S. companies. These regulations, among other things, change the manner in which thresholds contained within the so-called “anti-inversion” rules that govern how the combined company of Baxalta and Shire following the completion of the proposed merger (the “combined company”) will be taxed are calculated. These calculations are affected both by the merger and by any future acquisitions funded in whole or in part by Shire Securities. These calculations are complicated and depend on several factors. Moreover, the U.S. Department of Treasury also introduced proposed “earning stripping” regulations that may, among other things, cause certain related-party debt instruments issued by a U.S. corporation to be treated as equity, resulting in the loss of deductible interest payments for U.S. federal income tax purposes.

These regulations are newly issued and complex, and as such their application to any particular set of facts is uncertain. Shire believes that the regulations are not likely to affect the expected tax position of the combined company, which belief is based on, among other things, facts that may change or judgments that may prove to be incorrect and, if incorrect, could have an adverse impact on the expected tax position of the combined company.

Furthermore, the U.S. tax authorities could issue additional guidance as to the application of these regulations or issue new regulations that could have an adverse effect on the expected tax position of the combined company.

Item 6. Exhibits

Exhibit Number	Description
10.1	First Amendment to the Non-Employee Director Compensation Plan of Baxalta Incorporated (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Baxalta Incorporated, filed April 7, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Baxalta Incorporated.

By:	/s/ Robert J. Hombach
Name: Robert J. Hombach
Title: Executive Vice President, Chief Financial Officer and Chief Operations Officer (duly authorized officer and principal financial officer)

DATE: May 9, 2016